Form 10-Q
period 2021-06-26
European Wax Center, Inc.
filed 2021-09-14
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-40714

EUROPEAN WAX CENTER, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3150064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5830 Granite Parkway, 3rd Floor Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 264-8123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	EWCZ	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 9, 2021, the registrant had 31,370,186 and 32,372,542 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC.

Balance Sheets

(Unaudited)

	June 26, 2021	April 1, 2021
ASSETS
Cash	$100	$100
Total assets	$100	$100
STOCKHOLDER’S EQUITY
Common stock, par value $0.00001 per share, 1,000 shares authorized, 100 shares issued and outstanding	$0	$0
Additional paid-in capital	100	100
Total stockholder’s equity	$100	$100

The accompanying notes are an integral part of these balance sheets.

EUROPEAN WAX CENTER, INC.

Notes to BALANCE sHEETS

(Unaudited)

1. Nature of business and organization

European Wax Center, Inc. (the “Corporation”) was formed as a Delaware corporation on April 1, 2021. The Corporation was formed for the purpose of completing a public offering and related transactions in order to carry on the business of EWC Ventures, LLC and subsidiaries (the “Company”). The Corporation will be the sole managing member of the Company and will operate and control all of the businesses and affairs of the Company and continue to conduct the business now conducted by the Company.

2. Summary of significant accounting policies

Basis of accounting

The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented in the financial statements because the Corporation has had no activities.

3. Stockholder’s equity

The Corporation is authorized to issue 1,000 shares of Common Stock, par value $0.00001 per share, 100 shares of which have been issued and are outstanding as of June 26, 2021 for aggregate consideration of $100.

4. Subsequent events

Reorganization Transactions

On August 4, 2021, we completed an internal reorganization which is referred to as the ("Reorganization Transactions.") The Reorganization Transactions are more fully described in our prospectus dated August 4, 2021, filed with the Securities and Exchange Commission (the "SEC") on August 6, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (the "Prospectus"). The following actions were taken as a result of the Reorganization Transactions:

•
The Company made a distribution of $6.5 million to its members for the purpose of funding their tax obligations for periods prior to closing of the Corporation's initial public offering of its Class A common stock (the "IPO"). $5.8 million of the distribution was paid in cash and $0.7 million was made through settlement of receivables due from related parties.
•
The Corporation was appointed as the sole managing member of the Company.
•
The Company’s limited liability company agreement was amended and restated to provide that, among other things, all of the Company’s outstanding equity interests consisting of its Class A Units, Class B Unit, Class C Units and Class D Units were reclassified into EWC Ventures non-voting common units (“EWC Ventures Units”).
•
The Corporation’s certificate of incorporation was amended and restated under which the Corporation is authorized to issue up to 600,000,000 shares of Class A common stock, par value $0.00001 per share, 60,000,000 shares of Class B common stock, par value $0.00001 per share and 100,000,000 shares of preferred stock. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders. The holders of Class B common stock do not have any of the economic rights provided to holders of Class A common stock.
•
The Corporation consummated the mergers of subsidiaries with and into affiliates of General Atlantic, L.P. (the “Blocker Companies”) and the surviving entities then merged with and into the Corporation.
•
As a result of the mergers, the Corporation acquired existing equity interests in the Company from the owners of the Blocker Companies in exchange for 21,540,982 shares of our Class A common stock and the rights to receive payments under a tax receivable agreement (the "Tax Receivable Agreement"), which is described below.
•
The continuing members of the Company (the “EWC Ventures Post-IPO Members’) subscribed for and purchased 36,740,956 shares of our Class B common stock at a purchase price of $0.00001 per share. The amount of Class B common stock purchased was equal to the number of EWC Ventures Units held by the EWC Ventures Post-IPO Members. Subject to certain restrictions EWC Ventures Post-IPO Members have the right to exchange their EWC Ventures Units, together with a corresponding number of shares of our Class B common stock for, at our option, (i) shares of our Class A common stock on a one-for-one basis (the “Share Exchange”) or (ii) cash (based on the market price of our Class A common stock) (the “Cash Exchange”).

•
The Corporation entered into the Tax Receivable Agreement with the Company’s pre-IPO members that provides for the payment by the Corporation to the pre-IPO members of 85% of the benefits, if any, that the Corporation realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the Company’s assets resulting from the Corporation’s acquisition of EWC Ventures Units (along with corresponding shares of our Class B common stock) in the IPO and future Share Exchanges and Cash Exchanges, (ii) the Corporation's utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of the Company's assets) and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

Initial Public Offering and Debt Refinancing

On August 4, 2021, the Corporation’s registration statement on Form S-1 was declared effective by the SEC related to the IPO of its Class A common stock. In connection with the closing of the IPO on August 9, 2021, the following actions were taken:

•
The Corporation issued and sold 9,829,204 shares of our Class A common stock at a price of $17.00 per share for net proceeds of $155.4 million after deducting underwriting discounts and commissions and prior to paying any offering expenses. In addition, certain of the Corporation's stockholders (the "selling stockholders") sold an additional 2,360,796 shares of Class A common stock. The Corporation received no proceeds from the sale of shares by the selling stockholders. The shares sold by the Corporation and the selling stockholders were inclusive of 1,590,000 shares of Class A common stock sold pursuant to the underwriters' option to purchase additional shares of Class A common stock.
•
The Company entered into a new credit agreement consisting of a $180.0 million term loan (“2026 Term Loan”) and a $40.0 million revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”). The 2026 Credit Agreement matures on August 9, 2026. Borrowings under the 2026 Credit Agreement bear interest at a rate equal to, at our option, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Bank of America, N.A. and (iii) the one month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. In addition, the 2026 Credit Agreement requires a commitment fee in respect of unused revolving credit facility commitments ranging between 0.30% and 0.45% per annum (determined based on our total net leverage ratio) in respect of the unused commitments under the 2026 Credit Agreement.
•
The Corporation used the proceeds from its IPO to:
o
Contribute $104.9 million to the Company in exchange for 6,637,258 EWC Venture Units. The Company used these funds, together with proceeds from the 2026 Term Loan and cash on hand to:
▪
Purchase 1,176,468 EWC Ventures Units and corresponding shares of Class B common stock for $20.0 million from certain EWC Ventures Post-IPO Members and employees in satisfaction of the Class C deferred payment obligations (as described in the Prospectus)
▪
Repay all $268.7 million of the outstanding term and revolving loans under our previous term loan and revolving credit facility
▪
Pay the offering expenses of $10.1 million
▪
Pay $6.9 million of accrued interest, fees and expenses related to the refinancing, as well as other corporate expenses; and
o
Purchase 3,191,946 EWC Ventures Units and corresponding shares of Class B common stock for $50.5 million from certain EWC Ventures Post-IPO Members

Following the Reorganization Transactions, IPO and debt refinancing transactions described above our capital structure consisted of the following:

•
63,742,728 shares of common stock consisting of:
o
31,370,186 shares of our Class A common stock
o
32,372,542 shares of our Class B common stock
•
$180.0 million outstanding under the 2026 Term Loan
•
An undrawn $40.0 million 2026 Revolving Credit Facility

Immediately following the Reorganization Transactions and the closing of the IPO, the Company is the predecessor of the Corporation for financial reporting purposes. The Corporation is a holding company, and its sole material asset is its equity interest in the Company. As the sole managing member of the Company, the Corporation operates and controls all of the businesses and affairs of the Company and has a substantial financial interest in the Company. As such, the Corporation will consolidate the Company on its consolidated financial statements and will record a noncontrolling interest on its consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of the Company’s net income (loss). The Reorganization Transactions will be accounted for as a reorganization of entities under common control and the Corporation will recognize the assets and liabilities received in the reorganization at their historical carrying amounts as reflected in the historical consolidated financial statements of the Company.

Equity-based Compensation

In connection with our IPO, our board of directors adopted our 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of our IPO. The 2021 Incentive Plan provides for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by our board of directors.

In connection with our IPO, we granted 476,888 restricted stock units (“RSUs”) and 322,997 stock options with an exercise price of $17.00 per share to certain directors and employees under the 2021 Incentive Plan. The RSUs granted will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, and the stock options granted will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date.

In connection with the Reorganization Transactions and the pricing of the IPO, all of the Company's outstanding equity interests, including its Class B Units, were reclassified into EWC Ventures Units, based on a hypothetical liquidation of EWC Ventures at the initial public offering price per share of our Class A common stock. In addition, all of EWC Management Holdco LLC's ("EWC Management Holdco") Class B Units were reclassified into the number of vested and unvested common units of EWC Management Holdco equal to the number of EWC Ventures Units into which such Class B Units would have been reclassified pursuant to the prior sentence.

Prior to the consummation of the IPO, 827,348 outstanding performance-vesting Class B Units that would have vested upon achievement of 2.0x multiple on invested capital (“MOIC”) or a 2.5x MOIC were converted to time-vesting units and will vest as if the units were time-vesting units on the initial date of grant; provided that, such units shall still fully vest upon achievement of 2.0x MOIC or a 2.5x MOIC, as applicable. The 838,663 outstanding performance vesting Class B Units that would have vested upon achievement of 3.0x MOIC will convert into performance vesting units eligible to vest on a 3.0x MOIC and will also be eligible to vest upon the occurrence of either (i) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or (ii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price of our Class A common stock is achieved.

EWC Ventures, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

	June 26, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$35,235	$36,720
Accounts receivable, net	10,514	5,070
Inventory	19,800	10,280
Prepaid expenses and other current assets	12,583	4,574
Advances to related parties	689	689
Total current assets	78,821	57,333
Property and equipment, net	4,513	5,039
Intangible assets, net	211,284	213,267
Goodwill	328,551	328,551
Other non-current assets	3,215	2,710
Total assets	$626,384	$606,900
LIABILITIES, MEZZANINE EQUITY, AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,838	$13,489
Long-term debt, current portion	2,428	2,428
Deferred revenue, current portion	2,752	2,351
Other current liabilities	181	181
Total current liabilities	29,199	18,449
Long-term debt, net	262,445	262,975
Deferred revenue, net of current portion	6,801	6,528
Other long-term liabilities	503	925
Total liabilities	298,948	288,877
Commitments and contingencies (Note 9)
Mezzanine equity:
Class A Founders’ Units (8,309,193 Class A Founders’ Units authorized, issued and outstanding as of June 26, 2021 and December 26, 2020)	151,809	89,240
Class D Units (2,500,000 Class D Units authorized, issued and outstanding as of June 26, 2021 and December 26, 2020; aggregate liquidation preference of $27,979 and $26,670 as of June 26, 2021 and December 26, 2020, respectively)	24,909	24,909
Members’ equity:
Class A Units (26,311,170 and 26,401,089 Class A Units authorized, issued and outstanding as of June 26, 2021 and December 26, 2020)	264,849	265,791
Class B Unit (1 Class B Unit authorized, issued and outstanding as of June 26, 2021 and December 26, 2020)	—	—
Class C Units (1,000 Class C Units authorized, issued and outstanding as of June 26, 2021 and December 26, 2020)	—	—
Additional paid-in capital	—	83
Accumulated deficit	(113,843)	(61,473)
Accumulated other comprehensive loss	(288)	(527)
Total liabilities, mezzanine equity, and members’ equity	$626,384	$606,900

The accompanying notes are an integral part of these condensed consolidated financial statements

EWC Ventures, LLC and Subsidiaries

CoNDENSED Consolidated Statements of Operations and Comprehensive Income (LOSS)

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
REVENUE
Product sales	$26,524	$6,838	$47,141	$25,183
Royalty fees	12,030	2,101	20,880	11,002
Marketing fees	6,632	1,225	11,566	4,784
Other revenue	2,716	649	4,972	2,667
Total revenue	47,902	10,813	84,559	43,636
OPERATING EXPENSES
Cost of revenue	11,540	3,717	21,471	12,395
Selling, general and administrative(1)	12,212	6,340	23,278	16,718
Advertising	6,515	2,603	11,399	6,291
Depreciation and amortization	5,271	5,040	10,409	9,938
Total operating expenses	35,538	17,700	66,557	45,342
Income (loss) from operations	12,364	(6,887)	18,002	(1,706)
Interest expense	4,635	4,485	9,171	8,707
NET INCOME (LOSS)	$7,729	$(11,372)	$8,831	$(10,413)
Items included in other comprehensive income (loss):
Unrealized gain on cash flow hedge	80	742	239	77
TOTAL COMPREHENSIVE INCOME (LOSS)	$7,809	$(10,630)	$9,070	$(10,336)
Basic and diluted net income (loss) per unit
Class A Founders’ Units	$0.18	$(0.34)	$0.20	$(0.31)
Class A Units	$0.18	$(0.34)	$0.20	$(0.31)
Basic and diluted weighted average units outstanding
Class A Founders’ Units	8,309,193	8,309,193	8,309,193	8,309,193
Class A Units	26,311,170	26,401,089	26,317,099	26,401,089

(1) Includes the following amounts paid to related parties, see Note 11	$67	$50	$100	$100

The accompanying notes are an integral part of these condensed consolidated financial statements.

EWC Ventures, LLC and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020
Cash flows from operating activities:
Net income (loss)	$8,831	$(10,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,409	9,938
Amortization of deferred financing costs	684	397
Provision for bad debts	405	—
Equity compensation	557	1,246
Changes in assets and liabilities:
Accounts receivable	(6,712)	(2,059)
Inventory	(9,520)	(3,121)
Prepaid expenses and other assets	(7,562)	(129)
Accounts payable and accrued liabilities	10,260	(12,468)
Deferred revenue	674	(582)
Other long-term liabilities	(166)	11
Net cash provided by (used in) operating activities	7,860	(17,180)
Cash flows from investing activities:
Purchases of property and equipment	(323)	(2,269)
Reacquisition of area representative rights	(7,594)	(33,026)
Net cash used in investing activities	(7,917)	(35,295)
Cash flows from financing activities:
Proceeds on line of credit	—	27,000
Proceeds on long-term debt	—	15,000
Principal payments on long-term debt	(1,214)	(1,183)
Deferred loan costs	—	(606)
Distributions to members	—	(1,669)
Contributions from members	728	24,909
Repurchase of Class A Units	(942)	—
Net cash (used in) provided by financing activities	(1,428)	63,451
Net (decrease) increase in cash	(1,485)	10,976
Cash, beginning of period	36,720	10,264
Cash, end of period	$35,235	$21,240
Supplemental cash flow information:
Cash paid for interest	$8,362	$7,766
Non-cash investing activities:
Reacquired rights purchased included in accounts payable and accrued liabilities	$50	$1,588
Non-cash financing activities:
Non-cash equity distributions	$—	$122

The accompanying notes are an integral part of these condensed consolidated financial statements.

EWC Ventures, LLC and Subsidiaries

CONDENSED Consolidated Statements of Mezzanine Equity and Members’ Equity

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

													Accumulated
	MEZZANINE EQUITY				MEMBERS’ EQUITY						Additional		other	Total
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		paid-in	Accumulated	comprehensive	members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	capital	deficit	loss	equity
Balance at December 26, 2020	8,309,193	$89,240	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	$83	$(61,473)	$(527)	$203,874
Equity compensation	—	—	—	—	—	—	—	—	—	—	298	—	—	298
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	(942)
Contributions	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	159	159
Accretion of Class A Founders’ Units to redemption value	—	31,991	—	—	—	—	—	—	—	—	(383)	(31,608)	—	(31,991)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,102	—	1,102
Balance at March 27, 2021	8,309,193	$121,231	2,500,000	$24,909	26,311,170	$264,849	1	$—	1,000	$—	$—	$(91,979)	$(368)	$172,502
Equity compensation	—	—	—	—	—	—	—	—	—	—	259	—	—	259
Contributions	—	—	—	—	—	—	—	—	—	—	726	—	—	726
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	80	80
Accretion of Class A Founders’ Units to redemption value	—	30,578	—	—	—	—	—	—	—	—	(985)	(29,593)	—	(30,578)
Net income	—	—	—	—	—	—	—	—	—	—	—	7,729	—	7,729
Balance at June 26, 2021	8,309,193	$151,809	2,500,000	$24,909	26,311,170	$264,849	1	$—	1,000	$—	$—	$(113,843)	$(288)	$150,718

													Accumulated
	MEZZANINE EQUITY				MEMBERS’ EQUITY						Additional		other	Total
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		paid-in	Accumulated	comprehensive	members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	capital	deficit	loss	equity
Balance at December 28, 2019	8,309,193	$104,280	—	$—	26,401,089	$265,791	1	$—	1,000	$—	$—	$(55,018)	$(735)	$210,038
Equity compensation	—	—	—	—	—	—	—	—	—	—	827	—	—	827
Distributions	—	—	—	—	—	—	—	—	—	—	(827)	(978)	—	(1,805)
Unrealized loss on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	(665)	(665)
Reduction of Class A Founders’ Units to redemption value	—	(17,781)	—	—	—	—	—	—	—	—	—	17,781	—	17,781
Net income	—	—	—	—	—	—	—	—	—	—	—	959	—	959
Balance at March 28, 2020	8,309,193	$86,499	—	$—	26,401,089	$265,791	1	$—	1,000	$—	$—	$(37,256)	$(1,400)	$227,135
Equity compensation	—	—	—	—	—	—	—	—	—	—	419	—	—	419
Other Contributions	—	—	—	—	—	—	—	—	—	—	14	—	—	14
Contribution from issuance of Class D Units, net of issuance costs of $91	—	—	2,500,000	24,909	—	—	—	—	—	—	—	—	—	—
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	742	742
Reduction of Class A Founders’ Units to redemption value	—	(2,846)	—	—		—	—	—	—	—	—	2,846	—	2,846
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,372)	—	(11,372)
Balance at June 27, 2020	8,309,193	$83,653	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	$433	$(45,782)	$(658)	$219,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

EWC Ventures, LLC and Subsidiaries

Notes to CONDENSED Consolidated Financial Statements

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

1. Nature of business and organization

EWC Ventures, LLC (the “Company” or “EWC Ventures”) was organized on December 12, 2012 as a limited liability company in the State of Delaware. Through its wholly owned subsidiaries, the Company is engaged in selling franchises of European Wax Center, distributing facial and body waxing products to franchisees and providing waxing services directly to consumers at various locations throughout the United States.

On August 8, 2018, the Company entered into an Agreement and Plan of Merger (“Merger”) with General Atlantic (EW) Collections, L.P. (“GA Collections”), an entity controlled by affiliates of General Atlantic LLC (“General Atlantic”), and EWC Merger Sub, LLC pursuant to which, GA Collections agreed to acquire a controlling interest in the Company. The merger closed on September 25, 2018 (the “GA Acquisition”) and the Company became a subsidiary of GA Collections on that date.

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended June 26, 2021 and June 27, 2020 both consisted of 13 weeks.

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities in the ordinary course of business and as such, include no adjustments that might be necessary in the event that the Company is unable to operate on this basis.

2. Summary of significant accounting policies

(a) Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet as of December 26, 2020 is derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 26, 2020 included in our prospectus dated August 4, 2021, filed with the SEC on August 6, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended December 26, 2020 included in our Prospectus.

(b) Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the financial statements include revenue recognition, inventory reserves, the expected life of franchise agreements, the useful life of reacquired rights, valuation of equity-based compensation awards, and the evaluation of the recoverability of goodwill and long-lived assets, including indefinite-lived intangible assets. Actual results could differ from those estimates.

(c) COVID-19 pandemic

The Company is continuing to monitor the ongoing COVID-19 pandemic and its impact on its business. Beginning in March 2020, in response to the COVID-19 pandemic, most franchisees temporarily closed their centers in order to promote the health and safety of its members, team members and their communities. In April 2020, the entire franchise network was temporarily closed. Beginning in May 2020, certain governors announced steps to restart non-essential business operations in their respective states and certain centers began to re-open. As of June 2021, all of the Company’s nationwide network had re-opened. However, there is a significant amount of uncertainty about the effects a resurgence in COVID-19 cases could have on our business, our industry and overall economic activity.

(d) Implications of being an Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.

(e) Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this standard, companies will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The adoption of this new guidance prescribes the balance sheet, statement of operations, and cash flow classification of the capitalized implementation costs and related amortization expense, and additional quantitative and qualitative disclosures. This standard is effective for fiscal years beginning after December 15, 2021. This standard may be applied either prospectively to eligible costs incurred on or after the date of the new guidance or retrospectively. The Company adopted this standard on December 27, 2020 (the beginning of its fiscal year 2021) on a prospective basis. The adoption of this standard did not have a significant impact on our financial statements.

(f) Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases and established ASC Topic 842, Leases (“ASC 842”), which supersedes ASC Topic 840, Leases. ASC 842 requires a lessee to recognize a lease right-of-use (“ROU”) asset and a corresponding lease liability on its balance sheet along with additional qualitative and quantitative disclosures. ROU assets and lease liabilities are recognized at the commencement date based on the present value of future payments. ASC 842 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements, including the materiality of the addition of ROU assets and lease liabilities on its balance sheet.

In June 2017, the FASB issued ASU 2016-13, Financial Instruments (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13, and related amendments, are effective for fiscal years beginning after December 15, 2022. The Company has not completed its assessment of the standard but does not expect the adoption to have a material impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update, as well as subsequently issued amendments, provide temporary, optional guidance to ease the burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships. The relief provided by this ASU does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. However, hedging relationships that apply certain optional expedients prior to December 31, 2022, will be retained through the end of the hedging relationship, including for periods after December 31, 2022. We will evaluate the impact of this guidance as contracts are modified through December 2022.

3. Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to their present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. These two types of inputs create a three-tier fair value hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

GAAP categorizes inputs used in fair value measurements into three broad levels as follows:

•
(Level 1) Quoted prices in active markets for identical assets or liabilities.
•
(Level 2) Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, similar assets and liabilities in markets that are not active or can be corroborated by observable market data.
•
(Level 3) Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes valuation techniques that involve significant unobservable inputs.

The Company uses interest rate caps to manage its interest rate exposure. These interest rate caps are recorded at fair value. Changes in fair value of our interest rate caps are recognized as a component of accumulated other comprehensive loss on the condensed consolidated balance sheets. The Company has elected to use the income approach to value the interest rate cap, using observable Level 2 market expectations at measurement dates and standard valuation techniques to convert future amounts to a single present discounted amount reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to inputs other than those quoted prices that are observable for the asset or liability (specifically LIBOR swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient. Derivatives are discounted to present value at the measurement date at overnight index swap rates. Refer to Note 8—Derivative instruments and hedging activity for additional discussion.

Fair value measurements are summarized below:

	Fair Market Value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate cap
June 26, 2021	$(272)	$—	$(272)	$—
December 26, 2020	$(527)	$—	$(527)	$—

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Debt under the secured term loan (the “Term Loan”) of $239,338 and the secured revolving credit facility (the “Revolving Credit Facility”) of $30,000 approximate fair value as they have variable rates and incorporate a measure of our credit risk.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 26, 2021	December 26, 2020
Prepaid inventory	$—	$2,000
Deferred IPO fees	7,183	39
Prepaid other & other current assets	5,400	2,535
Total	$12,583	$4,574

The prepaid other & other current assets amounts are primarily composed of prepaid technology, marketing and maintenance contracts, sales taxes, insurance and rent.

5. Intangible assets, net

A summary of intangible assets as of June 26, 2021 and December 26, 2020 is as follows:

	June 26, 2021
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	7.24	$114,594	$(31,584)	$83,010
Reacquired rights	8.79	76,557	(12,133)	64,424
Favorable lease assets	0.74	170	(134)	36
		191,321	(43,851)	147,470
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$255,135	$(43,851)	$211,284

	December 26, 2020
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	7.74	$114,594	$(25,870)	$88,724
Reacquired rights	9.19	68,973	(8,304)	60,669
Favorable lease assets	1.24	170	(110)	60
		183,737	(34,284)	149,453
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$247,551	$(34,284)	$213,267

Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights. During the 26 weeks ended June 26, 2021, reacquisition costs totaled $7,644. Of the total consideration, $7,594 was paid during the 26 weeks ended June 26, 2021 and $50 is related to certain purchase price holdbacks which are recorded in accounts payable and accrued liabilities on the condensed consolidated balance sheet as of June 26, 2021.

During the 26 weeks ended June 27, 2020, reacquisition costs totaled $34,614 which consisted of $33,026 of cash consideration paid during the period and $1,588 of certain purchase price holdbacks, which were paid during the remainder of fiscal year 2020.

The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. The reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement prior to the reacquisition. Amortization expense for reacquired rights was $1,989 and $1,771 for the 13 weeks ended June 26, 2021 and June 27, 2020, respectively, and $3,829 and $3,429 for the 26 weeks ended June 26, 2021 and June 27, 2020, respectively.

Franchisee relationships are amortized on a straight-line basis over the estimated useful life of the asset. Amortization expense for franchisee relationships was $2,857 for both the 13 weeks ended June 26, 2021 and June 27, 2020, respectively, and $5,714 for both the 26 weeks ended June 26, 2021 and June 27, 2020, respectively. Amortization expense for franchisee relationships and reacquired rights is included in depreciation and amortization expense on the condensed consolidated statements of operations and comprehensive income (loss).

Favorable lease assets are amortized on a straight-line basis over the estimated useful life of the asset. Amortization of favorable lease assets of $12 was recorded within depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income (loss) for both the 13 weeks ended June 26, 2021, and June 27, 2020, respectively, and $24 for both the 26 weeks ended June 26, 2021 and June 27, 2020, respectively.

Future expected amortization expense of the Company’s intangible assets as of June 26, 2021 is as follows:

Fiscal Years Ending	Franchisee Relationships	Reacquired Rights	Favorable Lease Assets
2021 (from June 27, 2021)	$5,714	$3,682	$24
2022	11,428	7,364	12
2023	11,428	7,364	—
2024	11,428	7,364	—
2025	11,428	7,364	—
Thereafter	31,584	31,286	—
Total	$83,010	$64,424	$36

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 26, 2021	December 26, 2020
Accounts payable	$7,393	$615
Accrued inventory	3,238	3,321
Accrued compensation	3,684	2,169
Accrued taxes and penalties	1,762	1,732
Accrued lease termination costs	374	360
Accrued technology and subscription fees	523	1,536
Accrued interest	1,379	1,440
Accrued professional fees	4,245	967
Other accrued liabilities	1,240	1,349
Total Accounts payable and accrued liabilities	$23,838	$13,489

7. Long-term debt, net

Long-term debt consists of the following:

	June 26, 2021	December 26, 2020
Term Loan	$239,338	$240,552
Revolving Credit Facility	30,000	30,000
Less: current portion	(2,428)	(2,428)
Total long-term debt	266,910	268,124
Less: unamortized deferred financing costs	(4,465)	(5,149)
Total long-term debt, net	$262,445	$262,975

In September 2018, EW Holdco, LLC, a wholly owned subsidiary of the Company, entered into the Term Loan and Revolving Credit Facility (the "Senior Secured Credit Facility") with a maturity date of September 25, 2024. EW Intermediate Holdco, LLC, a wholly owned subsidiary of the Company and EW Holdco, LLC’s direct parent, granted to the lenders a first priority security interest in generally all rights, title and interest in, to and under substantially all assets and equity interests of such parties, which include substantially all tangible assets of the Company.

Borrowings under the Term Loan bear interest at an index rate as defined in the credit agreement governing the Senior Secured Credit Facility plus an applicable margin of 5.5% (6.5% at June 26, 2021) and is payable monthly. The Term Loan requires principal payments equal to approximately $2,400 per fiscal year, payable in quarterly installments with the final scheduled principal payment on the outstanding Term Loan borrowings due on September 25, 2024. Beginning in fiscal year 2020, additional principal payments could be due in May of each year, which are based upon a calculation of Excess Cash Flow, as defined in the credit agreement.

The Revolving Credit Facility has a maximum borrowing capacity of $30,000 and bears interest at the index rate, as defined in the credit agreement plus an applicable margin of 3.5% (4.25% at June 26, 2021). Interest on the Revolving Credit Facility is payable monthly.

The credit agreement governing our Senior Secured Credit Facility requires the Company to comply with a number of affirmative and negative covenants, including certain restrictions on additional indebtedness, liens against the Company’s and its subsidiaries assets, sales of assets, and other restrictions on payments. The credit agreement also contains a quarterly maintenance covenant that requires us to maintain a net leverage ratio (as defined in the credit agreement) that does not exceed 8.75 to 1.00. As a result of the increased borrowings during fiscal year 2020, beginning with the month ended June 27, 2020 and for the twelve months thereafter, the Company is required to maintain $6,000 of minimum liquidity, as defined by the credit agreement. During this twelve-month period, the financial covenant requiring maintenance of a maximum leverage ratio, as defined by the credit agreement, is not in in effect.

In August 2021, concurrent with our initial public offering, we entered into a new credit agreement providing for a new $180.0 million term loan and a $40.0 million revolving credit facility. The proceeds from the new term loan were used together with proceeds from our initial public offering to fully repay and terminate the Senior Secured Credit Facility. Refer to Note 13 for further information on our initial public offering and debt refinancing transactions.

8. Derivative instruments and hedging activities

In December 2018, the Company entered into an interest rate cap derivative instrument which was designated as a cash flow hedge. The Company’s objective is to mitigate the impact of interest expense fluctuations on the Company’s profitability resulting from interest rate changes by capping the LIBOR component of the interest rate at 4.5% on $175,000 of principal outstanding under its long-term debt arrangement, as the interest rate cap provides for payments from the counterparty when LIBOR rises above 4.5%. The interest rate cap has a $175,000 notional amount and is effective December 31, 2018, for the monthly periods from and including January 31, 2019 through September 25, 2024. The interest rate cap has a deferred premium; accordingly, the Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.11486% on the notional amount.

Changes in the cash flows of interest rate cap derivatives designated as hedges are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the designated derivative’s notional amount, attributable to the hedged risk. Changes in the fair value of the interest rate cap are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affect earnings. Cash flows related to derivatives qualifying as hedges are included in the same section of the condensed consolidated statements of cash flows as the underlying assets and liabilities being hedged. Refer to Note 3—Fair value measurements for information on the fair value of the Company’s interest rate cap derivative instrument.

Our cash flow hedge position related to the interest rate cap derivative instrument is as follows:

	Balance Sheet Classification	June 26, 2021	December 26, 2020
Derivatives designated as hedging instruments:
Interest rate cap, current portion	Other current liabilities	$(181)	$(181)
Interest rate cap, non-current portion	Other long-term liabilities	(91)	(346)
Total derivative liabilities designated as hedging instruments		$(272)	$(527)

The table below presents the net unrealized gain recognized in other comprehensive income (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain Recognized in OCI
	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-Six Weeks Ended June 26, 2021	Twenty-Six Weeks Ended June 26, 2021
Derivatives designated as hedging instruments:
Interest rate cap	$80	$742	$239	$77
Total	$80	$742	$239	$77

9. Commitments and contingencies

Exit or Disposal Activities

During fiscal year 2019, the Company relocated its corporate headquarters from Hallandale Beach, Florida to Plano, Texas. As a result of this relocation, the Company vacated a portion of its leased properties in Hallandale Beach and recognized an exit obligation charge and related exit obligation liability on the cease-use date, in accordance with ASC 420, Exit or Disposal Cost Obligations. In fiscal year 2020, the Company vacated the remaining portion of the leased property in Hallandale Beach and recognized an exit obligation charge and related liability on the cease-use date for the remaining portion of the property. A summary of the exit liability and related activity for the periods presented is as follows:

Exit Cost Obligation – Leases
Exit cost obligation at December 26, 2020	$615
Accretion	4
Payments	(180)
Exit cost obligation at June 26, 2021	$439

The charges, recorded as selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss), primarily included the present value of the remaining lease obligation on the cease use dates, net of estimated sublease income.

The current and non-current components of the exit liabilities related to the leased property were included within accounts payable and accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets, respectively, as follows:

	June 26, 2021	December 26, 2020
Accounts payable and accrued liabilities	$374	$360
Other long-term liabilities	65	255
Total exit cost obligation	$439	$615

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flow.

10. Revenue from contracts with customers

Contract liabilities consist of deferred revenue resulting from franchise fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are service revenues from corporate-owned centers, including customer prepayments in connection with the Wax Pass program. Contract liabilities are classified as deferred revenue on the condensed consolidated balance sheets.

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 26, 2020	$8,879
Revenue recognized that was included in the contract liability at the beginning of the year	(956)
Increase, excluding amounts recognized as revenue during the period	1,630
Balance at June 26, 2021	$9,553

The weighted average remaining amortization period for deferred revenue is 4.5 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 26, 2021. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2021 (from June 27, 2021)	$2,098
2022	1,086
2023	1,056
2024	997
2025	926
Thereafter	3,390
Total	$9,553

The summary set forth below represents the balances in deferred revenue as of June 26, 2021 and December 26, 2020:

	June 26, 2021	December 26, 2020
Franchise fees	$8,171	$7,542
Service revenue	1,382	1,337
Total deferred revenue	9,553	8,879
Long-term portion of deferred revenue	6,801	6,528
Current portion of deferred revenue	$2,752	$2,351

11. Related party transactions

The Company recognized advances to certain related party members of $689 as of June 26, 2021 and December 26, 2020 related to payments of fees on behalf of the members in connection with the GA Acquisition. These advances are reported in advances to related parties within the condensed consolidated balance sheets. These advances were settled in August 2021 through a reduction of the tax distribution to members made in connection with the Reorganization Transactions discussed in Note 13. Additionally, the Company paid fees to certain members for consulting services provided to the Company. Related party consulting fees of $67 and $50 for the 13 weeks ended June 26, 2021 and June 27, 2020, respectively, and $100 and $100 for the 26 weeks ended June 26, 2021 and June 27, 2020, respectively, are included in selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The term of the consulting services agreement ended in August 2021.

12. Net income (loss) per unit

Net income (loss) per unit is computed using the “two-class” method by dividing the net income applicable to each respective class by the weighted average number of units outstanding during the period. The Company’s participating securities consist of incentive units underlying the Class B Unit and the Class D Units. There were no potential common units outstanding during the 13 or 26 weeks ended June 26, 2021 and June 27, 2020, respectively. As such, weighted average outstanding units are the same for both basic and diluted net income per unit.

Income per unit for the periods presented is computed as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2021	June 26, 2021	June 26, 2021

Net income (loss)	$7,729	$(11,372)	$8,831	$(10,413)
Less: preferred return on Class D Units	(681)	(354)	(1,309)	(354)
Less: net income allocated to participating securities	(665)	—	(696)	—
Net income (loss) applicable to common unitholders	$6,383	$(11,726)	$6,826	$(10,767)
Net income (loss) applicable by class of common units
Class A Founder Units	$1,532	$(2,807)	$1,638	$(2,577)
Class A Units	4,851	(8,919)	5,188	(8,190)
Net income (loss) applicable to common unitholders	$6,383	$(11,726)	$6,826	$(10,767)
Basic and diluted weighted average outstanding units
Class A Founder Units	8,309,193	8,309,193	8,309,193	8,309,193
Class A Units	26,311,170	26,401,089	26,317,099	26,401,089
Basic and diluted net income (loss) per unit applicable to unitholders:
Class A Founder Units	$0.18	$(0.34)	$0.20	$(0.31)
Class A Units	$0.18	$(0.34)	$0.20	$(0.31)

13. Subsequent Events

Reorganization Transactions

On August 4, 2021, we completed an internal reorganization which is referred to as the ("Reorganization Transactions.") The Reorganization Transactions are more fully described in our prospectus dated August 4, 2021, filed with the SEC on August 6, 2021 pursuant to rule 424(b)(4) of the Securities Act of 1933, as amended. The following actions were taken as a result of the Reorganization Transactions:

•
The Company made a distribution of $6.5 million to its members for the purpose of funding their tax obligations for periods prior to closing of European Wax Center, Inc.'s (the "Corporation") initial public offering of the Corporation's Class A common stock (the "IPO"). $5.8 million of the distribution was paid in cash and $0.7 million was made through settlement of receivables due from related parties.
•
The Corporation was appointed as the sole managing member of the Company.
•
The Company’s limited liability company agreement was amended and restated to provide that, among other things, all of the Company’s outstanding equity interests consisting of its Class A Units, Class B Unit, Class C Units and Class D Units were reclassified into EWC Ventures non-voting common units (“EWC Ventures Units”).
•
The Corporation’s certificate of incorporation was amended and restated under which the Corporation is authorized to issue up to 600,000,000 shares of Class A common stock, par value $0.00001 per share, 60,000,000 shares of Class B common stock, par value $0.00001 per share and 100,000,000 shares of preferred stock. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders. The holders of Class B common stock do not have any of the economic rights provided to holders of Class A common stock.
•
The Corporation consummated the mergers of subsidiaries with and into affiliates of General Atlantic (the “Blocker Companies”) and the surviving entities then merged with and into the Corporation.
•
As a result of the mergers, the Corporation acquired existing equity interests in the Company from the owners of the Blocker Companies in exchange for 21,540,982 shares of the Corporation's Class A common stock and the rights to receive payments under a tax receivable agreement (the "Tax Receivable Agreement"), which is described below.
•
The continuing members of the Company (the “EWC Ventures Post-IPO Members’) subscribed for and purchased 36,740,956 shares of our Class B common stock at a purchase price of $0.00001 per share. The amount of Class B common stock purchased was equal to the number of EWC Ventures Units held by the EWC Ventures Post-IPO Members. Subject to certain restrictions EWC Ventures Post-IPO Members have the right to exchange their EWC Ventures Units, together with a corresponding number of shares of the Corporation's Class B common stock for, at the Corporation's option, (i) shares of the Corporation's Class A common stock on a one-for-one basis (the “Share Exchange”) or (ii) cash (based on the market price of the Corporation's Class A common stock) (the “Cash Exchange”).
•
The Corporation entered into the Tax Receivable Agreement with the Company’s pre-IPO members that provides for the payment by the Corporation to the pre-IPO members of 85% of the benefits, if any, that the Corporation realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in the Corporation's allocable share of certain existing tax basis of the Company’s assets resulting from the Corporation’s acquisition of EWC Ventures Units (along with the corresponding shares of the Corporation's Class B common stock) in the IPO and future Share Exchanges and Cash Exchanges (ii) the Corporation's utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of the Company's assets) and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement.

Initial Public Offering and Debt Refinancing

On August 4, 2021, the Corporation’s registration statement on Form S-1 was declared effective by the SEC related to the IPO of its Class A common stock. In connection with the closing of the IPO on August 9, 2021, the following actions were taken:

•
The Corporation issued and sold 9,829,204 shares of its Class A common stock at a price of $17.00 per share for net proceeds of $155.4 million after deducting underwriting discounts and commissions and prior to paying any offering expenses. In addition, certain of the Corporation's stockholders (the "selling stockholders") sold an additional 2,360,796 shares of the Corporation's Class A common stock. The Corporation received no proceeds from the sale of shares by the selling stockholders. The shares sold by the Corporation and the selling stockholders were inclusive of 1,590,000 shares of the Corporation's Class A common stock sold pursuant to the underwriters' option to purchase additional shares of the Corporation's Class A common stock.
•
The Company entered into a new credit agreement consisting of a $180.0 million term loan (“2026 Term Loan”) and a $40.0 million revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”). The 2026 Credit Agreement matures on August 9, 2026. Borrowings under the 2026 Credit Agreement bear interest at a rate equal to, at our option, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Bank of America, N.A. and (iii) the one month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. In addition, the 2026 Credit Agreement requires a commitment fee in respect of unused revolving credit facility commitments ranging between 0.30% and 0.45% per annum (determined based on our total net leverage ratio) in respect of the unused commitments under the 2026 Credit Agreement.
•
The Corporation used the proceeds from its IPO to:
o
Contribute $104.9 million to the Company in exchange for 6,637,258 EWC Venture Units. The Company used these funds, together with proceeds from the 2026 Term Loan and cash on hand to:
▪
Purchase 1,176,468 EWC Ventures Units and corresponding shares of Class B common stock for $20.0 million from certain EWC Ventures Post-IPO Members and employees in satisfaction of the Class C deferred payment obligations (as described in the Prospectus)
▪
Repay all $268.7 million of the outstanding term and revolving loans under our previous credit facility
▪
Pay the offering expenses of $10.1 million
▪
Pay $6.9 million of accrued interest, fees and expenses related to the refinancing, as well as other corporate expenses; and
o
Purchase 3,191,946 EWC Ventures Units and corresponding shares of the Corporation's Class B common stock for $50.5 million from certain EWC Ventures Post-IPO Members

Following the Reorganization Transactions, IPO and debt refinancing transactions described above our capital structure consisted of the following:

•
63,742,728 shares of common stock consisting of:
o
31,370,186 shares of our Class A common stock
o
32,372,542 shares of our Class B common stock
•
$180.0 million outstanding under the 2026 Term Loan
•
An undrawn $40.0 million 2026 Revolving Credit Facility

Immediately following the Reorganization Transactions and the closing of the IPO, the Company is the predecessor of the Corporation for financial reporting purposes. The Corporation is a holding company, and its sole material asset is its equity interest in the Company. As the sole managing member of the Company, the Corporation operates and controls all of the businesses and affairs of the Company and has a substantial financial interest in the Company. As such, the Corporation will consolidate the Company on its consolidated financial statements and will record a noncontrolling interest on its consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of the Company’s net income (loss). The Reorganization Transactions will be accounted for as a reorganization of entities under common control and the Corporation will recognize the assets and liabilities received in the reorganization at their historical carrying amounts as reflected in the historical consolidated financial statements of the Company.

Equity-based Compensation

In connection with our IPO, the Corporation's board of directors adopted the European Wax Center, Inc. 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of the IPO. The 2021 Incentive Plan provides for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by the Corporation's board of directors.

In connection with the IPO, the Corporation granted 476,888 restricted stock units (“RSUs”) and 322,997 stock options with an exercise price of $17.00 per share to certain directors and employees under the 2021 Incentive Plan. The RSUs granted will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, and the stock options granted will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date.

In connection with the Reorganization Transactions and the pricing of the IPO, all of the Company's outstanding equity interests, including its Class B Units, were reclassified into EWC Ventures Units, based on a hypothetical liquidation of EWC Ventures at the initial public offering price per share of the Corporation's Class A common stock. In addition, all of EWC Management Holdco LLC's ("EWC Management Holdco") Class B Units were reclassified into the number of vested and unvested common units of EWC Management Holdco equal to the number of EWC Ventures Units into which such Class B Units would have been reclassified pursuant to the prior sentence.

Prior to the consummation of the IPO, 827,348 outstanding performance-vesting Class B Units that would have vested upon achievement of 2.0x multiple on invested capital (“MOIC”) or a 2.5x MOIC were converted to time-vesting units and will vest as if the units were time-vesting units on the initial date of grant; provided that, such units shall still fully vest upon achievement of 2.0x MOIC or a 2.5x MOIC, as applicable. The 838,663 outstanding performance vesting Class B Units that would have vested upon achievement of 3.0x MOIC will convert into performance vesting units eligible to vest on a 3.0x MOIC and will also be eligible to vest upon the occurrence of either (i) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or (ii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price of the Corporation's Class A common stock is achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our prospectus dated August 4, 2021, filed with the Securities and Exchange Commission (the "SEC") on August 6, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. The information provided below supplements, but does not form part of, our predecessor’s financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” and “Forward-Looking Statements” included in our Prospectus.

We conduct substantially all of our activities through our direct, wholly owned subsidiary, EWC Ventures, LLC and its subsidiaries. We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Our fiscal quarters are composed of 13 weeks each, except for 53-week fiscal years for which the fourth quarter will be composed of 14 weeks.

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 21 million waxing services in 2019 and over 13 million waxing services in 2020 generating $687 million and $469 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 815 locations across 44 states as of June 26, 2021. Of these locations, 810 are franchised centers operated by franchisees and five are corporate-owned centers.

The European Wax Center brand is trusted, efficacious and accessible. Our culture is obsessed with our guest experience and we deliver a superior guest experience relative to smaller chains and independent salons. We offer guests high-quality, hygienic waxing services administered by our licensed, EWC-trained estheticians (our “wax specialists”), at our accessible and welcoming locations (our “centers”). Our technology-enabled guest interface simplifies and streamlines the guest experience with automated appointment scheduling and remote check-in capabilities, ensuring guest visits are convenient, hassle-free, and consistent across our network of centers. Our well-known, pre-paid Wax Pass program makes payment easy and convenient, fostering loyalty and return visits. Guests view us as a non-discretionary part of their personal-care and beauty regimens, providing us with a highly predictable and growing recurring revenue model.

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow generation and resilience through economic cycles. Our centers are 99% owned and operated by our franchisees who benefit from superior unit-level economics, with mature centers generating annual cash-on-cash returns in excess of 60%. The highly consistent and recurring demand for our services and the competitive advantages provided by our scale have resulted in ten consecutive years of same-store sales and system-wide sales growth through 2019.

In partnership with our franchisees, we fiercely protect our points of differentiation that attract new guests, build meaningful relationships and promote lasting retention. Our net promoter score (“NPS”) demonstrates our guests’ devotion to our brand. We are so confident in our ability to delight that we have always offered all of our guests their first wax free.

Hair removal solutions are consistently in demand, given the recurring nature of hair growth. The OOH waxing market is the fastest-growing hair removal solution in the United States, defined by a total addressable market of $18 billion with annualized growth that is approximately twice as high as other hair removal alternatives. European Wax Center has become the category-defining brand within this rapidly growing market and became so by professionalizing a highly fragmented sector where service consistency, hygiene, and customer trust were not historically offered. We are approximately six times larger than the next largest waxing-focused competitor by center count and approximately ten times larger by system-wide sales. Our unmatched scale enables us to drive broader brand awareness, ensures our licensed wax specialists are universally trained at the highest standards and drive consistent financial performance across each center.

Under the stewardship of our CEO, David Berg, and the other management team members, we have prioritized building a culture of performance, success, and inclusivity. Additionally, we have intensified our focus on enhancing the guest experience and have invested significantly in our corporate infrastructure and marketing capabilities to continue our track record of sustainable growth. The foundation for our next chapter of growth is firmly in place.

Growth Strategy and Outlook

We plan to grow our business primarily by opening new franchised centers and then additionally increasing our same-store sales and leveraging our corporate infrastructure to expand our profit margins and generate robust free cash flow.

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. We aspire to grow between 7% to 10% of our center count each year. Our center count grew 6% and 5% during fiscal year 2020 and fiscal year 2019, respectively, and has grown each year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly-trained wax specialists that our brand has been known for since our initial opening. None of our existing markets are fully penetrated, and we believe we have a significant whitespace opportunity of approximately 3,000 locations for our standard center format across the United States. Our centers have a long track record of sustained growth delivering ten consecutive years of positive same-store sales growth through 2019 with resilient performance through economic cycles. We intend to continue increasing our same-store sales growth by, among other things:

• driving brand awareness to accelerate guest acquisition;

• increasing our Wax Pass adoption rates;

• expanding our share of our guests’ personal-care expenditures;

• increasing our transaction attachment rate, which we define as the percentage of transactions that include the purchase of a retail product to the total number of transactions; and

• driving greater guest engagement using data analytics.

Our straightforward, asset-light franchise platform and our proven track record of increasing profitability will continue to drive EBITDA margin accretion and free cash flow generation as we expand our national footprint. We have invested in building our scalable support infrastructure, and we currently have the capabilities and systems in place to drive revenue growth and profitability across our existing and planned franchise centers.

Key Business Metrics

We track the following key business metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. Accordingly, we believe that these key business metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics are presented for supplemental information purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies.

Number of Centers. Number of centers reflects the number of franchised and corporate-owned centers open at the end of the reporting period. We review the number of new center openings, the number of closed centers and the number of relocations of centers to assess net new center growth, and drivers of trends in system-wide sales, royalty and franchise fee revenue and corporate-owned center sales.

System-Wide Sales. System-wide sales represent sales from same day services, retail sales and cash collected from wax passes for all centers in our network, including both franchisee-owned and corporate-owned centers. While we do not record franchised center sales as revenue, our royalty revenue is calculated based on a percentage of franchised center sales, which are 6.0% of sales, net of retail product sales, as defined in the franchise agreement. This measure allows us to better assess changes in our royalty revenue, our overall center performance, the health of our brand and the strength of our market position relative to competitors. Our system-wide sales growth is driven by net new center openings as well as increases in same-store sales.

Same-Store Sales. Same-store sales reflect the change in year-over-year sales from services performed and retail sales for the same-store base. We define the same-store base to include those centers open for at least 52 full weeks. This measure highlights the performance of existing centers, while excluding the impact of new center openings and closures. We review same-store sales for corporate-owned centers as well as franchisee-owned centers. Same-store sales growth is driven by increases in the number of transactions and average transaction size.

New Center Openings. The number of new center openings reflects centers opened during a particular reporting period for both franchisee-owned and corporate-owned centers, less centers closed during the same period. Opening new centers is an integral part of our growth strategy, and we expect the majority of our future new centers to be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue from new corporate-owned centers, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our centers open with an initial start-up period of higher-than-normal marketing and operating expenses, particularly as a percentage of monthly revenue.

Average Unit Volume (“AUV”). AUV consists of the average annual system-wide sales of all centers that have been open for a trailing 52-week period or longer. This measure is calculated by dividing system-wide sales during the applicable period for all centers being measured by the number of centers being measured. AUV allows management to assess our franchisee-owned and corporate-owned center economics. Our AUV growth is primarily driven by increases in services and retail product sales as centers fill their books of reservations, which we refer to as maturation of centers.

Wax Pass Utilization. We define Wax Pass utilization as the adoption of our Wax Pass program by guests, measured as a percentage of total transactions conducted using a Wax Pass. Wax Pass utilization allows management to better assess the recurring nature of our business model because it is an indication of the magnitude of transactions by guests who have made a longer-term commitment to our brand by purchasing a Wax Pass.

(in thousands, except operating data and percentages)	Thirteen Weeks Ended June 26, 2021	Thirteen Weeks Ended June 27, 2020	Twenty-Six Weeks Ended June 26, 2021	Twenty-Six Weeks Ended June 27, 2020
Number of system-wide centers (at period end)	815	774	815	774
System-wide sales	$218,499	$40,252	$375,462	$198,256
Same-store sales(1)	6.9%	(76.3)%	1.3%	(44.3)%
New center openings	7	8	19	24

(1) Same-store sales increase for the 13 and 26 weeks ended June 26, 2021 is calculated in comparison to the 13 and 26 weeks ended June 29, 2019 due to the significant decline in our sales in 2020 due to COVID-19. We believe this presents a more meaningful comparison of same-store sales. As described below, we typically remove stores from our calculation of same-store sales if they are closed for more than six consecutive days. However, given the widespread and unprecedented impact of COVID-19 same-store sales for the 13 and 26 weeks ended June 27, 2020 were calculated without removing stores that were closed for longer than six days due to COVID-19.

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
System-wide Centers
Beginning of Period	808	766	796	750
Openings	8	10	21	26
Closures	(1)	(2)	(2)	(2)
End of Period	815	774	815	774

Recent Developments

As more fully described in the notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q, in August 2021 we completed a series of transactions including:

•
Reorganization Transactions, which among other things, resulted in European Wax Center, Inc. (the “Corporation”) being appointed as the sole managing member of the Company and the Corporation entering into the Tax Receivable Agreement
•
The initial public offering of the Corporation’s class A common stock; and
•
Entry into a new term loan and revolving credit facility which replaced our Senior Secured Credit Facility

For additional information regarding these transactions, see the notes to condensed consolidated financial statements (Note 13—Subsequent Events) included in this quarterly report on Form 10-Q.

COVID-19 Impact

The Company is continuing to monitor the ongoing COVID-19 pandemic and its impact on its business. Beginning in March 2020, in response to the COVID-19 pandemic, most franchisees temporarily closed their centers in order to promote the health and safety of its members, team members and their communities. In April 2020, the entire franchise network was temporarily closed. Beginning in May 2020, certain governors announced steps to restart non-essential business operations in their respective states and certain centers began to re-open. As of June 2021, all of the Company’s nationwide network of centers had re-opened.

There is a significant amount of uncertainty about the duration and severity of the consequences caused by the COVID-19 pandemic. While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, the full extent to which outbreaks of COVID-19 could impact our business, results of operations and financial condition is still unknown and will depend on future developments, including new variants of the virus and spikes in cases in the areas where we operate, which are highly uncertain and cannot be predicted. However, such effects may be material. Our financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic.

Significant Factors Impacting Our Financial Results

We believe there are several important factors that have impacted, and that we expect will continue to impact, our business and results of operations. These factors include:

New Center Openings. We expect that new centers will be a key driver of growth in our future revenue and operating profit results. Opening new centers is an important part of our growth strategy, and we expect the majority of our future new centers will be franchisee-owned. Our results of operations have been and will continue to be materially affected by the timing and number of new center openings each period. As centers mature, center revenue and profitability increase significantly. The performance of new centers may vary depending on various factors such as the effective management and cooperation of our franchisee partners, whether the franchise is part of a multi-unit development agreement, the center opening date, the time of year of a particular opening, the number of licensed wax specialists recruited, and the location of the new center, including whether it is located in a new or existing market. Our planned center expansion will place increased demands on our operational, managerial, administrative, financial, and other resources. Managing our growth effectively will require us to continually attract strong and well capitalized franchisee partners into our development pipeline and to enhance our center management system controls and information systems.

Same-Store Sales Growth. Same-store sales growth is a key driver of our business. Various factors affect same-store sales, including:

• consumer preferences and overall economic trends;

• the recurring, non-discretionary nature of personal-care services and purchases;

• our ability to identify and respond effectively to guest preferences and trends;

• our ability to provide a variety of service offerings that generate new and repeat visits to our centers;

• the guest experience we provide in our centers;

• the availability of experienced wax specialists;

• our ability to source and deliver products accurately and timely;

• changes in service or product pricing, including promotional activities;

• the number of services or items purchased per center visit;

• center closures in response to state or local regulations due to the COVID-19 pandemic or other health concerns; and

• the number of centers that have been in operation for more than 52 full weeks.

A new center is included in the same-store sales calculation beginning 52 full weeks after the center’s opening. If a center is closed for greater than six consecutive days, the center is deemed a closed center and is excluded from the calculation of same-store sales until it has been reopened for a continuous 52 full weeks.

Overall Economic Trends. Macroeconomic factors that may affect guest spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, we believe that our guests see our services as non-discretionary in nature, given the rebound in performance in the second half of fiscal year 2020 despite the COVID-19 pandemic. Therefore, we believe that overall economic trends and related changes in consumer behavior have less of an impact on our business than they may have for other industries subject to fluctuations in discretionary consumer spending.

Guest Preferences and Demands. Our ability to maintain our appeal to existing guests and attract new guests depends on our ability to develop and offer a compelling assortment of services responsive to guest preferences and trends. We estimate that more than two-thirds of OOH waxing consumers start waxing by age 29 or earlier. We also believe that OOH waxing is a recurring need that brings guests back for services on a highly recurring basis which is reflected in the predictability of our financial performance over time. Our guests’ routine personal-care need for OOH waxing is further demonstrated by the top 20% of guests who visit us, on average, nearly every four weeks.

Our Ability to Source and Distribute Products Effectively. Our revenue and operating income are affected by our ability to purchase our products and supplies in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some products or supplies in a manner that matches market demand from our guests, leading to lost revenue. We depend on two key suppliers to source our proprietary wax and one key supplier to source our branded retail products and we are thus exposed to concentration of supplier risk.

Our Ability to Recruit and Retain Qualified Licensed Wax Specialists for our Centers. Our ability to operate our centers is largely dependent upon our ability to attract and retain qualified, licensed wax specialists. Our unmatched scale enables us to ensure that we universally train our wax specialists at the highest standards, ensuring that our guests experience consistent level of quality, regardless of the specific center they visit. The combination of consistent service delivery, across our trained base of wax specialists, along with the payment ease and convenience of our well-known, pre-paid Wax Pass program fosters loyalty and return visits across our guest base. Over time, our ability to build and maintain a strong pipeline of licensed wax specialists is important to preserving our current brand position.

Seasonality. Our results are subject to seasonality fluctuations in that services are typically in higher demand in periods leading up to holidays and the summer season. The resulting demand trend yields higher system-wide sales in the second and fourth quarter of our fiscal year. In addition, our quarterly results may fluctuate significantly, because of several factors, including the timing of center openings, price increases and promotions, and general economic conditions.

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of proprietary wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 55.4% and 63.3% of our total revenue for the 13 weeks ended June 26, 2021 and June 27, 2020, respectively, and 55.7% and 57.7% of our total revenue for the 26 weeks ended June 26, 2021 and June 27, 2020, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 25.1% and 19.4% of our total revenue for the 13 weeks ended June 26, 2021 and June 27, 2020, respectively, and 24.7% and 25.2% of our total revenue for the 26 weeks ended June 26, 2021 and June 27, 2020, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.8% and 11.3% of our total revenue for the 13 weeks ended June 26, 2021 and June 27, 2020, respectively, and 13.7% and 11.0% of our total revenue for the 26 weeks ended June 26, 2021 and June 27, 2020, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.7% and 6.0% of our total revenue for the 13 weeks ended June 26, 2021 and June 27, 2020, respectively, and 5.9% and 6.1% of our total revenue for the 26 weeks ended June 26, 2021 and June 27, 2020, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of ten years beginning on the date the center is opened, which is an average of two years from the date the franchise agreement is signed. Therefore, the franchise fees are typically amortized over a 12-year period. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

Costs and Expenses

Cost of Revenue: Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold, including distribution and outbound freight costs and inventory obsolescence charges, as well as the cost of materials and labor for services rendered in our corporate-owned centers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses primarily consist of wages, benefits and other compensation-related costs, rent, software, and other administrative expenses incurred to support our existing franchise and corporate-owned centers, as well as expenses attributable to growth and development activities. Also included in selling, general and administrative expenses are accounting, legal, marketing operations, and other professional fees.

Advertising Expenses: Advertising expenses consist of advertising, public relations, and administrative expenses incurred to increase sales and further enhance the public reputation of the European Wax Center brand.

Depreciation and Amortization: Depreciation and amortization includes depreciation of property and equipment and capitalized leasehold improvements, as well as amortization of intangible assets, including franchisee relationships and reacquired area representative rights. Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights.

Interest Expense: Interest expense consists of interest on our long-term debt, including amounts outstanding under our revolving credit facility, as well as the amortization of deferred financing costs.

Post-Offering Non-Controlling Interest and Expenses

In connection with the Reorganization Transactions and our initial public offering described under “Recent Developments” and in the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, we were appointed as the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we will consolidate the financial results of EWC Ventures, and a portion of our net income (loss) will be allocated to the non-controlling interest to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of EWC Ventures’ net income (loss).

Following the consummation of this offering, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of EWC Ventures and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur new expenses related to our operations as a public company, plus payments under the Tax Receivable Agreement.

See “Unaudited Pro Forma Consolidated Financial Information” in the Prospectus for more information regarding the post- offering non-controlling interest and expenses.

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	June 26, 2021	June 27, 2020	$ Change	% Change
Revenue:
Product sales	$26,524	$6,838	$19,686	287.9%
Royalty fees	12,030	2,101	9,929	472.6%
Marketing fees	6,632	1,225	5,407	441.4%
Other revenue	2,716	649	2,067	318.5%
Total revenue	47,902	10,813	37,089	343.0%
Operating expenses:
Cost of revenue	11,540	3,717	7,823	210.5%
Selling, general and administrative	12,212	6,340	5,872	92.6%
Advertising	6,515	2,603	3,912	150.3%
Depreciation and amortization	5,271	5,040	231	4.6%
Total operating expenses	35,538	17,700	17,838	100.8%
Income (loss) from operations	12,364	(6,887)	19,251	279.5%
Interest expense	4,635	4,485	150	3.3%
Net income (loss)	$7,729	$(11,372)	$19,101	168.0%

	For the Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	$ Change	% Change
Revenue:
Product sales	$47,141	$25,183	$21,958	87.2%
Royalty fees	20,880	11,002	9,878	89.8%
Marketing fees	11,566	4,784	6,782	141.8%
Other revenue	4,972	2,667	2,305	86.4%
Total revenue	84,559	43,636	40,923	93.8%
Operating expenses:
Cost of revenue	21,471	12,395	9,076	73.2%
Selling, general and administrative	23,278	16,718	6,560	39.2%
Advertising	11,399	6,291	5,108	81.2%
Depreciation and amortization	10,409	9,938	471	4.7%
Total operating expenses	66,557	45,342	21,215	46.8%
Income (loss) from operations	18,002	(1,706)	19,708	1,155.2%
Interest expense	9,171	8,707	464	5.3%
Net income (loss)	$8,831	$(10,413)	$19,244	184.8%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Revenue:
Product sales	55.4%	63.3%	55.7%	57.7%
Royalty fees	25.1%	19.4%	24.7%	25.2%
Marketing fees	13.8%	11.3%	13.7%	11.0%
Other revenue	5.7%	6.0%	5.9%	6.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	24.1%	34.4%	25.4%	28.4%
Selling, general and administrative	25.5%	58.6%	27.5%	38.3%
Advertising	13.6%	24.1%	13.5%	14.4%
Depreciation and amortization	11.0%	46.6%	12.3%	22.8%
Total operating expenses	74.2%	163.7%	78.7%	103.9%
Income (loss) from operations	25.8%	(63.7)%	21.3%	(3.9)%
Interest expense	9.7%	41.5%	10.9%	20.0%
Net income (loss)	16.1%	(105.2)%	10.4%	(23.9)%

Comparison of the Thirteen Weeks Ended June 26, 2021 and June 27, 2020

Revenue

Total revenue increased $37.1 million, or 343.0%, to $47.9 million during the 13 weeks ended June 26, 2021, compared to $10.8 million for the 13 weeks ended June 27, 2020. The increase in total revenue was largely due to our results for the 13 weeks ended June 27, 2020 being severely impacted by center closures stemming from the COVID-19 pandemic. In addition, we had 41 new center openings which became operational during the period from June 27, 2020 to June 26, 2021.

Product Sales

Product sales increased $19.7 million, or 287.9%, to $26.5 million during the 13 weeks ended June 26, 2021, compared to $6.8 million for the 13 weeks ended June 26, 2020. The increase in product sales during the 13 weeks ended June 26, 2021 was primarily due to the negative impact of center closures resulting from the COVID-19 pandemic on product sales during the 13 weeks ended June 27, 2020. In addition, the increase in product sales was also partially attributable to new center openings which became operational during the period from June 27, 2020 to June 26, 2021.

Royalty Fees

Royalty fees increased $9.9 million, or 472.6%, to $12.0 million during the 13 weeks ended June 26, 2021, compared to $2.1 million for the 13 weeks ended June 26, 2020. The increase in royalty fees during the 13 weeks ended June 26, 2021 was the result of the negative impact of the COVID-19 pandemic on network revenues during the 13 weeks ended June 27, 2020. In addition, the increase in royalty fees was also partially attributable to new center openings which became operational during the period from June 27, 2020 to June 26, 2021.

Marketing Fees

Marketing fees increased $5.4 million, or 441.4%, to $6.6 million during the 13 weeks ended June 26, 2021, compared to $1.2 million for the 13 weeks ended June 27, 2020. Marketing fees increased primarily due to the negative impact of the COVID-19 pandemic on network revenues during the 13 weeks ended June 27, 2020.

Other Revenue

Other revenue increased $2.1 million or 318.5%, to $2.7 million during the 13 weeks ended June 26, 2021, compared to $0.6 million for the 13 weeks ended June 27, 2020. The increase in other revenue during the 13 weeks ended June 26, 2021 was primarily due to the negative impact of corporate-owned center closures resulting from the COVID-19 pandemic on other revenue during the 13 weeks ended June 27, 2020. In addition, we waived technology fees for closed centers in 2020 to provide relief to our franchisees from the adverse impact of the COVID-19 pandemic.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $7.8 million, or 210.5%, to $11.5 million during the 13 weeks ended June 26, 2021, compared to $3.7 million for the 13 weeks ended June 27, 2020. The increase in cost of revenue was largely the result of higher revenues in the current year period as compared to our revenues for the 13 weeks ended June 27, 2020, which were severely impacted by center closures stemming from the COVID-19 pandemic.

Selling, General and Administrative

Selling, general and administrative expenses increased $5.9 million, or 92.6%, to $12.2 million during the 13 weeks ended June 26, 2021, compared to $6.3 million for the 13 weeks ended June 27, 2020. The increase in selling, general and administrative expenses was primarily due to increased payroll and benefits expense resulting from our reduction and temporary furlough of certain corporate employees in the prior year and increased professional fees in the current year arising from preparations for our initial public offering.

Advertising

Advertising expenses increased $3.9 million, or 150.3%, to $6.5 million during the 13 weeks ended June 26, 2021, compared to $2.6 million for the 13 weeks ended June 27, 2020. The increase in advertising expense was largely attributable to our suspension of marketing activities in the prior year commensurate with the center closures caused by the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 4.6%, to $5.3 million during the 13 weeks ended June 26, 2021, compared to $5.0 million for the 13 weeks ended June 27, 2020. The increase in depreciation and amortization expense was primarily driven by an increase in amortization expense for the additional reacquired rights from area representatives completed during fiscal years 2020 and 2021.

Interest Expense

Interest expense increased $0.2 million, or 3.3%, to $4.6 million during the 13 weeks ended June 26, 2021, compared to $4.5 million for the 13 weeks ended June 27, 2020. The increase in interest expense was primarily due to the additional $10.0 million borrowed under our revolving credit facility in May 2020, which was outstanding during the entire period in the current year.

Comparison of the Twenty-Six Weeks Ended June 26, 2021 and June 27, 2020

Revenue

Total revenue increased $40.9 million, or 93.8%, to $84.6 million during the 26 weeks ended June 26, 2021, compared to $43.6 million for the 26 weeks ended June 27, 2020. The increase in total revenue was largely due to our results for the 26 weeks ended June 27, 2020 being severely impacted by center closures stemming from the COVID-19 pandemic. In addition, we had 41 new center openings which became operational during the period from June 27, 2020 to June 26, 2021.

Product Sales

Product sales increased $22.0 million, or 87.2%, to $47.1 million during the 26 weeks ended June 26, 2021, compared to $25.2 million for the 26 weeks ended June 26, 2020. The increase in product sales during the 26 weeks ended June 26, 2021 was primarily due to the negative impact of center closures resulting from the COVID-19 pandemic on product sales during the 26 weeks ended June 27, 2020. In addition, the increase in product sales was also partially attributable to shipments of a new product line to franchisees in the current year and new center openings which became operational during the period from June 27, 2020 to June 26, 2021.

Royalty Fees

Royalty fees increased $9.9 million, or 89.8%, to $20.9 million during the 26 weeks ended June 26, 2021, compared to $11.0 million for the 26 weeks ended June 26, 2020. The increase in royalty fees during the 26 weeks ended June 26, 2021 was the result of the negative impact of the COVID-19 pandemic on network revenues during the 26 weeks ended June 27, 2020. In addition, the increase in royalty fees was also partially attributable to new center openings which became operational during the period from June 27, 2020 to June 26, 2021.

Marketing Fees

Marketing fees increased $6.8 million, or 141.8%, to $11.6 million during the 26 weeks ended June 26, 2021, compared to $4.8 million for the 26 weeks ended June 27, 2020. Marketing fees increased primarily due to the negative impact of the COVID-19 pandemic on network revenues during the 26 weeks ended June 27, 2020.

Other Revenue

Other revenue increased $2.3 million or 86.4%, to $5.0 million during the 26 weeks ended June 26, 2021, compared to $2.7 million for the 26 weeks ended June 27, 2020. The increase in other revenue during the 26 weeks ended June 26, 2021 was primarily due to the negative impact of corporate-owned center closures resulting from the COVID-19 pandemic on other revenue during the 26 weeks ended June 27, 2020. In addition, we waived technology fees for closed centers in 2020 to provide relief to our franchisees from the adverse impact of the COVID-19 pandemic.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $9.1 million, or 73.2%, to $21.5 million during the 26 weeks ended June 26, 2021, compared to $12.4 million for the 26 weeks ended June 27, 2020. The increase in cost of revenue was largely the result of higher revenues in the current year period as compared to our revenues for the 26 weeks ended June 27, 2020, which were severely impacted by center closures stemming from the COVID-19 pandemic

Selling, General and Administrative

Selling, general and administrative expenses increased $6.6 million, or 39.2%, to $23.3 million during the 26 weeks ended June 26, 2021, compared to $16.7 million for the 26 weeks ended June 27, 2020. The increase in selling, general and administrative expenses was primarily due to increased payroll and benefits expense resulting from our reduction and temporary furlough of certain corporate employees in the prior year and increased professional fees and corporate reorganization costs in the current year arising from preparations for our initial public offering. These increases were partially offset by a decrease in commissions resulting from the reacquisition of rights from certain area representatives and a decrease in relocation costs in the first 26 weeks of 2021 compared to the first 26 weeks of 2020.

Advertising

Advertising expenses increased $5.1 million, or 81.2%, to $11.4 million during the 26 weeks ended June 26, 2021, compared to $6.3 million for the 26 weeks ended June 27, 2020. The increase in advertising expense was largely attributable to our suspension of marketing activities in the prior year commensurate with the center closures caused by the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 4.7%, to $10.4 million during the 26 weeks ended June 26, 2021, compared to $9.9 million for the 26 weeks ended June 27, 2020. The increase in depreciation and amortization expense was primarily driven by an increase in amortization expense for the additional reacquired rights from area representatives completed during fiscal years 2020 and 2021.

Interest expense

Interest expense increased $0.5 million, or 5.3%, to $9.2 million during the 26 weeks ended June 26, 2021, compared to $8.7 million for the 26 weeks ended June 27, 2020. The increase in interest expense was primarily due to the additional $10.0 million borrowed under our revolving credit facility in May 2020, which was outstanding during the entire period in the current year.

Non-GAAP Financial Measures

In addition to our GAAP financial results, we believe the non-GAAP financial measures EBITDA and Adjusted EBITDA are useful in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with GAAP. These non-GAAP financial measures are presented for supplemental information purposes only and may be different from similarly titled metrics or measures presented by other companies. A reconciliation of the non-GAAP financial measures to the most directly comparable financial measure stated in accordance with GAAP and a further discussion of how we use non-GAAP financial measures is provided below.

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include exit costs related to leases of abandoned space, IPO-related costs, non-cash equity-based compensation expense, corporate headquarters office relocation, and other one-time expenses. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
(in thousands)
Net income (loss)	$7,729	$(11,372)	$8,831	$(10,413)
Interest expense	4,635	4,485	9,171	8,707
Provision for income taxes	—	—	—	—
Depreciation	413	400	841	771
Amortization	4,858	4,640	9,568	9,167
EBITDA	$17,635	$(1,847)	$28,411	$8,232
Exit costs - lease abandonment(1)	—	—	—	159
Corporate headquarter relocation(2)	—	63	—	546
Share-based compensation(3)	259	419	557	1,246
IPO-related costs(4)	1,859	100	2,982	100
Other compensation-related costs(5)	43	186	380	350
Adjusted EBITDA	$19,796	$(1,079)	$32,330	$10,633

(1)
Represents exit costs related to abandoned leases resulting from our corporate headquarters relocation.
(2)
Represents costs related to employee relocation, severance and moving fees resulting from our corporate headquarter relocation.
(3)
Represents non-cash equity-based compensation expense.
(4)
Represents legal, accounting and other costs incurred in preparation for initial public offering.
(5)
Represents costs related to reorganization driven by COVID-19 and buildup of executive leadership team.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our secured term loan and revolving credit facility and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $35.2 million as of June 26, 2021.

In August 2021, concurrent with our initial public offering, we entered into a new credit agreement providing for a new $180.0 million term loan and a $40.0 million revolving credit facility. The proceeds from the new term loan were used together with proceeds from our initial public offering to fully repay and terminate the Senior Secured Credit Facility. See the notes to the condensed consolidated financial statements (Note 13—Subsequent Events) contained elsewhere in this quarterly report on Form 10-Q for more information.

We believe that our sources of liquidity and capital will be sufficient to finance our continued operations and growth strategy for at least the next twelve months. Our primary requirements for liquidity and capital are working capital, capital expenditures to grow our network of centers, debt servicing costs, and general corporate needs. We have in the past, and may in the future, refinance our existing indebtedness with new debt arrangements and utilize a portion of borrowings to return capital to our stockholders. We anticipate additional cash obligations as a result of the Tax Receivable Agreements described in the notes to condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. During the 26 weeks ended June 26, 2021 there were no material changes in our contractual obligations from those described in the Prospectus.

Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results and our future capital requirements could vary because of many factors, including our growth rate, the timing and extent of spending to acquire new centers and expand into new markets, and the expansion of sales and marketing activities. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services and technologies. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations and financial condition would be adversely affected.

Senior Secured Credit Facility

Our Senior Secured Credit Facility consists of a $245.0 million term loan and a revolving credit facility. Borrowings under the term loan bear interest at an index rate as defined in the credit agreement plus an applicable margin of 5.5% (6.5% at June 26, 2021), payable quarterly through December 28, 2019 and monthly thereafter. The term loan requires principal payments equal to approximately $2.4 million per fiscal year, payable in quarterly installments with the final scheduled principal payment on the outstanding term loan borrowings due on September 25, 2024. Beginning in fiscal year 2020, additional principal payments could become due in May of each year, which are based upon a calculation of Excess Cash Flow, as defined by the credit agreement. No such additional principal payments were required in May 2021 or 2020.

In May 2020, we amended the Senior Secured Credit Facility to increase the borrowing capacity under the revolving credit facility by $10.0 million, to an aggregate amount of up to $30.0 million. Borrowings under the revolving credit facility bear interest at an index rate defined in the credit agreement plus an applicable margin of 3.5% (4.25% at June 26, 2021), payable monthly. The revolving credit facility was fully drawn as of June 26, 2021 and expires on September 25, 2024.

In consideration of the increased capacity on the revolving credit facility, the applicable margin on the term loan increased by 1.0%, to 5.5%. Additionally, beginning with the month ended June 27, 2020 and for the 12 months thereafter, we are required to maintain $6.0 million of minimum liquidity, as defined by the credit agreement. During such period, the financial covenant requiring us to maintain a maximum net leverage ratio (as described below) is not in effect.

The credit agreement governing our Senior Secured Credit Facility requires us to comply with a number of affirmative and negative covenants, including certain restrictions on additional indebtedness, liens against our assets, sales of our assets and other restrictions on payments. The credit agreement also contains a quarterly maintenance covenant that requires us to maintain a net leverage ratio (as defined in the credit agreement) that does not exceed 8.75 to 1.00. As described above and in accordance with the terms of the May 2020 amendment to the credit agreement, this maintenance covenant is not in effect beginning with the month ended June 27, 2020 and for the 12 months thereafter. The requirement to be in compliance with the maintenance covenant will resume beginning with the fiscal period beginning June 27, 2021. Failure to comply with our covenants would result in an event of default under our Senior Secured Credit Facility unless waived by our Senior Secured Credit Facility lenders. An event of default under our Senior Secured Credit Facility can result in the acceleration of our indebtedness under the facility. As of June 26 2021, the minimum net leverage ratio covenant was not in effect as a result of the amendment to the credit agreement described above. For additional information regarding our long-term debt activity, see the notes to the condensed consolidated financial statements (Note 7—Long-term debt, net) contained elsewhere in this quarterly report on Form 10-Q.

Derivative Instruments and Hedging Activities

In December 2018, we entered an interest rate cap derivative instrument which was designated as a cash flow hedge at inception. Our objective is to mitigate the impact of interest expense fluctuations on our profitability resulting from interest rate changes by capping the LIBOR component of the interest rate at 4.5% on $175.0 million of our long-term debt, as the interest rate cap provides for payments from the counterparty when LIBOR rises above 4.5%. The interest rate cap has a $175.0 million notional amount and is effective December 31, 2018, for the monthly periods from and including January 31, 2019 through September 25, 2024. The interest rate cap has a deferred premium; accordingly, the Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.11486% on the notional amount.

Changes in the cash flows of interest rate cap derivatives designated as hedges are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the designated derivative’s notional amount, attributable to the hedged risk.

We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of the interest rate cap prior to the scheduled maturity date. As of June 26, 2021, the fair value of the interest rate cap derivative instrument was estimated to be a liability of $0.3 million, with $0.2 million classified within Other current liabilities and $0.1 million within Other long-term liabilities on the condensed consolidated balance sheet. The fair value is based on information that is model-driven and whose inputs were observable.

Tax Receivable Agreement

Generally, we are required under the Tax Receivable Agreement, which is described more fully in “Risk Factors—Risks Related to Our Organization and Structure—We will be required to pay the Company’s pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” and “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in the Prospectus to make payments to the Company’s pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the Company’s assets resulting from the Corporation’s acquisition of EWC Ventures Units in the IPO and future Share Exchanges and Cash Exchanges (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of the Company's assets) and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, we estimate that payments under the Tax Receivable Agreement would aggregate to approximately $234.8 million over 18 years from the date of the completion of our IPO, based on the initial public offering price of $17.00 per share of Class A common stock and assuming all future Share Exchanges and Cash Exchanges occurred on the date of our IPO. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each Share Exchange or Cash Exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Subject to the discussion in the following paragraph below, payments under the Tax Receivable Agreement will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 25, 2021, which is due March 15, 2022, but the due date can be extended until September 15, 2022. Future payments under the Tax Receivable Agreement in respect of future Share Exchanges and Cash Exchanges would be in addition to these amounts. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. To the extent we are unable to make payments under the Tax Receivable Agreement for any reason (including because our credit agreement restricts the ability of our subsidiaries to make distributions to us), under the terms of the Tax Receivable Agreement such payments will be deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Under the Tax Receivable Agreement, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to the Company’s pre-IPO members in amounts equal to the present value of future payments we are obligated to make under the Tax Receivable Agreement. If the payments under the Tax Receivable Agreement are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason (including because our credit agreement restricts the ability of our subsidiaries to make distributions to us), under the terms of the Tax Receivable Agreement such payments will be deferred and will accrue interest until paid. If we are unable to make payments due to insufficient funds to make such payments, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Summary Statements of Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Twenty-Six Weeks Ended
	June 26, 2021	June 27, 2020
Net cash provided by (used in):
Operating activities	$7,860	$(17,180)
Investing activities	(7,917)	(35,295)
Financing activities	(1,428)	63,451
Net (decrease) increase in cash	$(1,485)	$10,976

Operating Activities

During the 26 weeks ended June 26, 2021, net cash provided by operating activities was $7.9 million compared to net cash used in operating activities of $17.2 million for the 26 weeks ended June 27, 2020, an increase of $25.0 million. This improvement was largely attributable to our improved operating results in the first 26 weeks of 2021 compared to the first 26 weeks of 2020, which was severely impacted by the COVID-19 pandemic. In addition, the increase in working capital requirements in the first 26 weeks of 2021 was less than the working capital increase in the first 26 weeks of 2020. The increase in working capital in 2021 was primarily attributable to increases of $6.7 million and $9.5 million in accounts receivable and inventory, respectively, resulting from our improved performance in 2021. In addition, prepaid expenses and other assets increased $7.6 million largely due to deferred charges relating to our initial public offering. These increases in working capital were partially offset by a $10.3 million increase in accounts payable and accrued expenses largely driven by increased inventory purchases and accrued professional fees.

Investing Activities

During the 26 weeks ended June 26, 2021 and June 27, 2020, we used $7.6 million and $33.0 million of cash, respectively, for the reacquisition of area representative rights. Investing activities related to capital expenditures were $0.3 million in in the first 26 weeks of 2021 and $2.3 million in the first 26 weeks of 2020, respectively.

Financing Activities

Financing activities during the 26 weeks ended June 26, 2021 primarily consisted of $1.2 million in principal payments on our term loan and $0.9 million in repurchases of Class A Units. Financing activities during the 26 weeks ended June 27, 2020 primarily consisted of additional funding obtained to optimize our cash position in preparation for a potential, prolonged impact of the COVID-19 pandemic on our business, and to support our investments in the reacquisition of area representative rights. In the first 26 weeks of 2020 we drew down $27.0 million on our revolving credit facility and increased our term loan by $15.0 million. In addition, we received $24.9 million in contributions from members in exchange for the issuance of the Class D units during the 26 weeks ended June 27, 2020.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

JOBS Act

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. We have elected to use the extended transition period for complying with new or revised accounting standards. This may make it difficult to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of the potential impact of the pronouncements on our financial condition and results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our term loan and revolving credit facility bear interest at a variable rate.

Our term loan and revolving credit facility bear interest at a variable index rate plus an applicable margin, as defined in the credit agreement. Accordingly, increases in the variable index rate could increase our interest payments under the term loan and revolving credit facility. An increase of 100 basis points in the variable index rate would not have a material impact on our financial position or results of operations.

To mitigate our exposure to rising interest rates, we entered into an interest rate cap agreement in December 2018 to limit the variable index rate (1-month LIBOR) to 4.5% on $175.0 million of principal outstanding on our term loan. The agreement was effective on December 31, 2018 and applies to interest payments from and including January 31, 2019 through September 25, 2024.

Foreign Currency Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Commodity Price Risk

We are exposed to market risk related to changes in commodity prices. Our primary exposure to commodity price risk is the pricing of our proprietary wax purchased from our significant suppliers, which may be adjusted upwards or downwards based on changes in prices of certain raw materials used in the production process. To date, there have been no price adjustments due to changes in raw material prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of June 26, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 26, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We may be the defendant from time to time in litigation arising during the ordinary course of business, including, without limitation, employment-related claims, claims based on theories of joint employer liability, data privacy claims, claims involving anti-poaching allegations and claims made by former or existing franchisees or the government. In the ordinary course of business, we are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flow.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Prospectus the risk factors that materially affect our business, financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in the Prospectus. You should carefully consider the risk factors set forth in the Prospectus and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Class A Common Stock

On August 11, 2021, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-257874), which was declared effective on August 4, 2021.

Under the Registration Statement, we and the selling stockholders sold 12,190,000 shares of our Class A common stock at a price of $17.00 per share. This included 1,590,000 shares sold by us and the selling stockholders pursuant to the underwriters' option to purchase additional shares of Class A common stock. Morgan Stanley & Co. LLC, BofA Securities, Inc. and Jefferies LLC acted as representatives of the underwriters for the offering.

We received net proceeds of $155.4 million after deducting underwriting discounts and commissions and prior to paying any offering expenses No payments were made by us to directors, officers or persons owning 10% or more of our Class A common stock or to their associates, or to our affiliates. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

We used the net proceeds from this offering as described in the notes to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. There was no material change in the use of the proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1*	Reorganization Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto.
2.2*	Merger Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto.
2.3*	Merger Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto.
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 4, 2021).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on August 4, 2021).
10.1

Credit Agreement, dated as of August 9, 2021, among EW Intermediate Holdco, LLC, the several lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, collateral agent and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2021).

10.2	Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on July 28, 2021).
10.3*	Stockholders Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the stockholders named therein.
10.4*	Exchange Agreement, dated as of August 4, 2021, by and among EWC Ventures, LLC, European Wax Center, Inc. and the holders party thereto.
10.5*	Registration Rights Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the holders party thereto.
10.6*	Tax Receivable Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto.
10.7*	Amended and Restated Limited Liability Company Agreement of EWC Ventures, LLC, dated as of August 4, 2021, by and among EWC Ventures, LLC and the other parties thereto.
10.8*	Purchase Agreement, dated as of August 4, 2021, by and among EWC Ventures, LLC and the sellers named therein.
10.9*	Purchase Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the sellers named therein.
10.10*	Class B Common Stock Subscription Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the subscribers named therein
10.11*	European Wax Center, Inc. 2021 Omnibus Incentive Plan, effective as of August 4, 2021.
10.12+

Form of Employee Option Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.13+

Form of Employee Restricted Stock Unit Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** European Wax Center, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States

Code 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002, of David P. Berg, our Chief Executive Officer and Jennifer C. Vanderveldt, our Chief Financial Officer.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

European Wax Center, Inc.

Date: September 14, 2021	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2021	By:	/s/ JENNIFER C. VANDERVELDT
Jennifer C. Vanderveldt
Chief Financial Officer
(Principal Financial Officer)