Form 10-Q
period 2021-09-25
European Wax Center, Inc.
filed 2021-11-04
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

As of November 2, 2021, the registrant had 31,370,186 and 32,252,078 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 25, 2021 and December 26, 2020	1
	Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended September 25, 2021, and September 26, 2020	2
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the 13 and 39 weeks ended September 25, 2021 and September 26, 2020	3
	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 25, 2021, and September 26, 2020	4
	Condensed Consolidated Statements of Mezzanine Equity and Stockholders'/Members’ Equity for the 13 and 39 weeks ended September 25, 2021, and September 26, 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		44

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,366	$36,720
Accounts receivable, net	7,312	5,070
Inventory	18,945	10,280
Prepaid expenses and other current assets	7,228	4,574
Advances to related parties	—	689
Total current assets	58,851	57,333
Property and equipment, net	3,996	5,039
Intangible assets, net	206,747	213,267
Goodwill	328,551	328,551
Other non-current assets	3,386	2,710
Total assets	$601,531	$606,900
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS'/MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,733	$13,489
Long-term debt, current portion	3,375	2,428
Deferred revenue, current portion	2,636	2,351
Other current liabilities	184	181
Total current liabilities	24,928	18,449
Long-term debt, net	174,758	262,975
Tax receivable agreement liability	48,823	—
Deferred revenue, net of current portion	6,785	6,528
Other long-term liabilities	1,239	925
Total liabilities	256,533	288,877
Commitments and contingencies (Note 10)
Mezzanine equity:
Class A Founders’ Units (none and 8,309,193 Class A Founders’ Units authorized, issued and outstanding as of September 25, 2021 and December 26, 2020, respectively)	—	89,240
Class D Units (none and 2,500,000 Class D Units authorized, issued and outstanding as of September 25, 2021 and December 26, 2020, respectively; aggregate liquidation preference of $26,670 as of December 26, 2020)	—	24,909
Members’ equity:
Class A Units (none and 26,401,089 Class A Units authorized, issued and outstanding as of September 25, 2021 and December 26, 2020, respectively)	—	265,791
Class B Unit (none and 1 Class B Unit authorized, issued and outstanding as of September 25, 2021 and December 26, 2020, respectively)	—	—
Class C Units (none and 1,000 Class C Units authorized, issued and outstanding as of September 25, 2021 and December 26, 2020, respectively)	—	—
Members’ deficit:	—	(61,390)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of September 25, 2021.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 31,370,186 shares issued and outstanding as of September 25, 2021)	0	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 32,372,542 shares issued and outstanding as of September 25, 2021)	0	—
Additional paid-in capital	157,090	—
Accumulated deficit	(5,531)	—
Accumulated other comprehensive loss	(134)	(527)
Total stockholders' equity attributable to European Wax Center, Inc.	151,425	—
Noncontrolling interests	193,573	—
Total stockholders' equity/member's equity	344,998	318,023
Total liabilities, mezzanine equity and stockholders'/member's equity	$601,531	$606,900

The accompanying notes are an integral part of these condensed consolidated financial statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
REVENUE
Product sales	$27,611	$17,082	$74,752	$42,265
Royalty fees	11,941	7,136	32,821	18,138
Marketing fees	6,760	4,364	18,326	9,148
Other revenue	2,699	1,868	7,671	4,535
Total revenue	49,011	30,450	133,570	74,086
OPERATING EXPENSES
Cost of revenue	12,825	15,422	34,296	27,817
Selling, general and administrative(1)	22,725	9,298	46,003	26,016
Advertising	8,368	2,602	19,767	8,893
Depreciation and amortization	4,850	5,074	15,259	15,012
Total operating expenses	48,768	32,396	115,325	77,738
Income (loss) from operations	243	(1,946)	18,245	(3,652)
Interest expense	9,515	4,597	18,686	13,304
Loss before income taxes	(9,272)	(6,543)	(441)	(16,956)
Income tax expense(2)	—	—	—	—
NET LOSS	$(9,272)	$(6,543)	$(441)	$(16,956)
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	1,496	(6,543)	10,327	(16,956)
Less: net loss attributable to noncontrolling interests	(5,237)	—	(5,237)	—
NET LOSS ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$(5,531)	$—	$(5,531)	$—
Basic and diluted net loss per share (3)
Class A Common Stock	$(0.18)	—	$(0.18)	—
Basic and diluted weighted average shares outstanding
Class A Common Stock	31,370,186	—	31,370,186	—

(1) Includes the following amounts paid to related parties, see Note 12	17	33	117	133

(2) Income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following the IPO and the related Reorganization Transactions (as defined in Note 1 to the unaudited consolidated financial statements) is zero as we incurred a pre-tax loss for the period and we have recorded a full valuation allowance against our deferred tax assets. See Note 13 for more information on income taxes.

(3) Basic and diluted loss per share of Class A common stock is applicable only for the period from August 4, 2021 through September 25, 2021. See Note 15 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Comprehensive Income (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
NET LOSS	$(9,272)	$(6,543)	$(441)	$(16,956)
Items included in other comprehensive loss:
Unrealized gain (loss) on cash flow hedge	(128)	30	111	107
TOTAL COMPREHENSIVE LOSS	$(9,400)	$(6,513)	$(330)	$(16,849)
Less: total comprehensive income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	1,339	(6,513)	10,409	(16,849)
Less: total comprehensive loss attributable to non-controlling interests	(5,223)	—	(5,223)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$(5,516)	$—	$(5,516)	$—

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net loss	$(441)	$(16,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,259	15,012
Amortization of deferred financing costs	924	732
Loss on debt extinguishment	6,313	—
Loss on noncancellable contracts	—	280
Loss on write-down of obsolete inventory	—	6,656
Provision for bad debts	616	—
Loss on disposal of property and equipment	335	—
Equity compensation	7,952	1,649
Changes in assets and liabilities:
Accounts receivable	(3,578)	(2,219)
Inventory	(8,665)	1,670
Prepaid expenses and other assets	(2,121)	(1,401)
Accounts payable and accrued liabilities	4,665	(11,065)
Deferred revenue	542	(695)
Other long-term liabilities	428	(41)
Net cash provided by (used in) operating activities	22,229	(6,378)
Cash flows from investing activities:
Purchases of property and equipment	(364)	(2,692)
Reacquisition of area representative rights	(7,644)	(34,294)
Net cash used in investing activities	(8,008)	(36,986)
Cash flows from financing activities:
Proceeds on line of credit	—	27,000
Payments on line of credit	(30,000)	—
Proceeds on long-term debt	179,370	15,000
Principal payments on long-term debt	(240,553)	(1,790)
Deferred loan costs	(1,294)	(764)
Payments of debt extinguishment costs	(2,446)	—
Distributions to EWC Ventures LLC members	(5,198)	(1,876)
Contributions from EWC Ventures LLC members	—	24,909
Proceeds from initial public offering of Class A common stock, net of underwriting discounts and offering expenses	145,953	—
Repurchase of Class A Units	(942)	—
Repurchase of Class B common stock and EWC Ventures common units	(70,465)	—
Net cash (used in) provided by financing activities	(25,575)	62,479
Net (decrease) increase in cash	(11,354)	19,115
Cash, beginning of period	36,720	10,264
Cash, end of period	$25,366	$29,379
Supplemental cash flow information:
Cash paid for interest	$11,763	$12,056
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$96	$—
Reacquired rights purchased included in accounts payable and accrued liabilities	$—	$320
Non-cash financing activities:
Non-cash equity distributions	$689	$122
Initial public offering expenses in accounts payable and accrued liabilities	$483	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Mezzanine Equity and STOCKHOLDERS'/Members’ Equity

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

Accumulated
MEZZANINE EQUITY	STOCKHOLDERS'/MEMBERS’ EQUITY	Additional	other
Class A Founders’ Units	Class D Units	Class A Units	Class B Units	Class C Units	Class A Shares	Class B Shares	paid-in	Accumulated	comprehensive	Member's	Noncontrolling	Total
Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	Deficit	interest	equity
Balance at December 26, 2020	8,309,193	$89,240	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	—	$—	—	$—	$—	$—	$(527)	$(61,390)	$—	$203,874
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	298	—	298
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	—	—	—	—	—	—	(942)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	159	0	—	159
Accretion of Class A Founders’ Units to redemption value	—	31,991	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,991)	—	(31,991)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,102	—	1,102
Balance at March 27, 2021	8,309,193	$121,231	2,500,000	$24,909	26,311,170	$264,849	1	$—	1,000	$—	—	$—	—	$—	$—	$—	$(368)	$(91,979)	$—	$172,502
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	259	—	259
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	726	—	726
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	80	0	—	80
Accretion of Class A Founders’ Units to redemption value	—	30,578	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,578)	—	(30,578)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,729	—	7,729
Balance at June 26, 2021	8,309,193	$151,809	2,500,000	$24,909	26,311,170	$264,849	1	$—	1,000	$—	—	$—	—	$—	$—	$—	$(288)	$(113,843)	$—	$150,718
Equity Compensation prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	110	—	110
Distributions prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,512)	—	(6,512)
Accretion of Class Founders’ Units to redemption value prior to reorganization transactions	—	49,834	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,834)	—	(49,834)
Net income prior to reorganization transactions	—	1,496	1,496
Unrealized loss on cash flow hedge prior to reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(157)	—	—	(157)
Effect of reorganization transactions	(8,309,193)	(201,643)	(2,500,000)	(24,909)	(26,311,170)	(264,849)	(1)	—	(1,000)	—	21,540,982	0	36,740,956	0	123,615	—	275	168,583	198,928	226,552
Issuance of Class A Common Stock, net of offering costs	—	—	—	—	—	—	—	—	—	—	9,829,204	0	—	—	145,470	—	—	—	—	145,470
Repurchase of Class B Common Stock and EWC Ventures Units from selling shareholders	(4,368,414)	(0)	(70,465)	—	—	(70,465)
Equity compensation subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,285	—	—	—	—	7,285
Distributions subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(103)	—	—	—	—	(103)
Establish tax receivable agreement liability subsequent to the	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,823)	—	—	(48,823)

reorganization transactions
Unrealized gain on cash flow hedge subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	—	14	29
Impact of change in ownership on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	111	—	21	—	(132)	—
Net loss subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,531)	—	—	(5,237)	(10,768)
Balance at September 25, 2021	—	—	—	—	—	—	—	—	—	—	31,370,186	0	32,372,542	0	157,090	(5,531)	(134)	—	193,573	344,998

													Accumulated
	MEZZANINE EQUITY				MEMBERS’ EQUITY						Additional		other	Total
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		paid-in	Accumulated	comprehensive	members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	capital	deficit	loss	equity
Balance at December 28, 2019	8,309,193	$104,280	—	$—	26,401,089	$265,791	1	$—	1,000	$—	$—	$(55,018)	$(735)	$210,038
Equity compensation	—	—	—	—	—	—	—	—	—	—	827	—	—	827
Distributions	—	—	—	—	—	—	—	—	—	—	(827)	(978)	—	(1,805)
Unrealized loss on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	(665)	(665)
Reduction of Class A Founders’ Units to redemption value	—	(17,781)	—	—	—	—	—	—	—	—	—	17,781	—	17,781
Net income	—	—	—	—	—	—	—	—	—	—	—	959	—	959
Balance at March 28, 2020	8,309,193	$86,499	—	$—	26,401,089	$265,791	1	$—	1,000	$—	$—	$(37,256)	$(1,400)	$227,135
Equity compensation	—	—	—	—	—	—	—	—	—	—	419	—	—	419
Other Contributions	—	—	—	—	—	—	—	—	—	—	14	—	—	14
Contribution from issuance of Class D Units, net of issuance costs of $91	—	—	2,500,000	24,909	—	—	—	—	—	—	—	—	—	—
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	742	742
Reduction of Class A Founders’ Units to redemption value	—	(2,846)	—	—		—	—	—	—	—	—	2,846	—	2,846
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,372)	—	(11,372)
Balance at June 27, 2020	8,309,193	$83,653	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	$433	$(45,782)	$(658)	$219,784
Equity compensation	—	—	—	—	—	—	—	—	—	—	403	—	—	403
Distributions	—	—	—	—	—	—	—	—	—	—	(207)	—	—	(207)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	30	30
Accretion of Class A Founders’ Units to redemption value	—	6,087	—	—		—	—	—	—	—	(629)	(5,458)	—	(6,087)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,543)	—	(6,543)
Balance at September 26, 2020	8,309,193	$89,740	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	$—	$(57,783)	$(628)	$207,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Notes to CONDENSED Consolidated Financial Statements

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

1. Nature of business and organization

European Wax Center, Inc. (the “Company”) was formed as a Delaware corporation on April 1, 2021. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of EWC Ventures, LLC ("EWC Ventures") and its subsidiaries. Through its subsidiaries, the Company is engaged in selling franchises of European Wax Center, distributing proprietary facial and body waxing products to franchisees which are used to perform waxing services and providing branded facial and body waxing products directly to consumers at various locations throughout the United States.

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended September 25, 2021 and September 26, 2020 both consisted of 13 weeks.

Reorganization Transactions

On August 4, 2021, we completed an internal reorganization which is referred to as the (“Reorganization Transactions”). The Reorganization Transactions are more fully described in our prospectus dated August 4, 2021 (referred to herein as the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. The following actions were taken as a result of the Reorganization Transactions:

•
EWC Ventures made a distribution of $6,512 to its members for the purpose of funding their tax obligations for periods prior to closing of our initial public offering of the Company's Class A common stock (the "IPO"). $5,823 of the distribution was paid in cash and $689 was made through settlement of receivables due from related parties.
•
The Company was appointed as the sole managing member of EWC Ventures.
•
EWC Ventures' limited liability company agreement was amended and restated to provide that, among other things, all of the its outstanding equity interests consisting of its Class A Units, Class B Unit, Class C Units and Class D Units were reclassified into EWC Ventures non-voting common units (“EWC Ventures Units”).
•
The Company’s certificate of incorporation was amended and restated under which the Company is authorized to issue up to 600,000,000 shares of Class A common stock, par value $0.00001 per share (“Class A common stock”), 60,000,000 shares of Class B common stock, par value $0.00001 per share (“Class B common stock”) and 100,000,000 shares of preferred stock, par value $0.00001 per share. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders. The holders of Class B common stock do not have any of the economic rights provided to holders of Class A common stock.
•
The Company consummated the mergers of subsidiaries with and into affiliates of General Atlantic (the “Blocker Companies”) and the surviving entities then merged with and into us.
•
As a result of the mergers, the Company acquired existing equity interests in the Company from the owners of the Blocker Companies in exchange for 21,540,982 shares of the Company's Class A common stock and the rights to receive payments under a tax receivable agreement (the “TRA”), which is described below.
•
The continuing members of EWC Ventures (the “EWC Ventures Post-IPO Members”) subscribed for and purchased 36,740,956 shares of our Class B common stock at a purchase price of $0.00001 per share. The amount of Class B common stock purchased was equal to the number of EWC Ventures Units held by the EWC Ventures Post-IPO Members. Subject to certain restrictions EWC Ventures Post-IPO Members have the right to exchange their EWC Ventures Units, together with a corresponding number of shares of our Class B common stock for, at our option, (i) shares of the Company's Class A common stock on a one-for-one basis (the “Share Exchange”) or (ii) cash (based on the market price of the Company's Class A common stock) (the “Cash Exchange”).
•
We entered into the TRA with the EWC Ventures' pre-IPO members. See "Summary of Significant Accounting Policies" below and Note 13 -Income Taxes for more information on the TRA.

Initial Public Offering and Debt Refinancing

On August 4, 2021, the Company's registration statement on Form S-1 was declared effective by the SEC related to the IPO of its Class A common stock. In connection with the closing of the IPO on August 9, 2021, the following actions were taken:

•
The Company issued and sold 9,829,204 shares of its Class A common stock at a price of $17.00 per share for net proceeds of $155,400 after deducting underwriting discounts and commissions and prior to paying any offering expenses. In addition, certain of the Company's stockholders (the "selling stockholders") sold an additional 2,360,796 shares of the Company's Class A common stock. The Company received no proceeds from the sale of shares by the selling stockholders. The shares sold by the Company and the selling stockholders were inclusive of 1,590,000 shares of the Company's Class A common stock sold pursuant to the underwriters' option to purchase additional shares of the Company's Class A common stock.
•
We entered into a new credit agreement consisting of a $180,000 term loan (“2026 Term Loan”) and a $40,000 revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”). The 2026 term loan and the 2026 revolving credit facility are described in more detail in Note 7- Long-Term Debt.
•
The Company used the proceeds from its IPO to:
o
Contribute $104,935 to EWC Ventures in exchange for 6,637,258 EWC Venture Units. EWC Ventures used these funds, together with proceeds from the 2026 Term Loan and cash on hand to:
▪
Purchase 1,176,468 EWC Ventures Units and corresponding shares of Class B common stock for $20,000 from certain EWC Ventures Post-IPO Members and employees in satisfaction of the Class C deferred payment obligations (as described in the Prospectus)
▪
Repay all $268,732 of the outstanding term and revolving loans under our previous credit facility
▪
Pay the offering expenses of $9,930
▪
Pay $6,869 of accrued interest, fees and expenses related to the refinancing, as well as other corporate expenses; and
o
Purchase 3,191,946 EWC Ventures Units and corresponding shares of Class B common stock for $50,465 from certain EWC Ventures Post-IPO Members

Following the Reorganization Transactions, IPO and debt refinancing transactions described above our capital structure consisted of the following:

•
63,742,728 shares of common stock consisting of:
o
31,370,186 shares of our Class A common stock
o
32,372,542 shares of our Class B common stock
•
$180,000 outstanding under the 2026 Term Loan
•
An undrawn $40,000 2026 Revolving Credit Facility

Immediately following the Reorganization Transactions and the closing of the IPO, EWC Ventures is the predecessor of the Company for financial reporting purposes. We are a holding company, and our sole material asset is our equity interest in the EWC Ventures. As the sole managing member of EWC Ventures, the Company operates and controls all of the businesses and affairs of EWC Ventures and has a substantial financial interest in EWC Ventures. As such, we consolidate EWC Ventures on our consolidated financial statements and record a noncontrolling interest on our consolidated balance sheets and consolidated statements of operations and consolidated statements of comprehensive income (loss) to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of EWC Ventures' net income (loss). The Reorganization Transactions were accounted for as a reorganization of entities under common control and the Company recognized the assets and liabilities received in the reorganization at their historical carrying amounts as reflected in the historical consolidated financial statements of EWC Ventures.

2. Summary of significant accounting policies

(a) Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC and includes the operations of the Company and EWC Ventures and its wholly owned subsidiaries. EWC Ventures is considered a variable interest entity. The Company is the primary beneficiary of EWC Ventures. As a result, the Company consolidates EWC Ventures.

EWC Ventures has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from December 28, 2019 through August 4, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of

EWC Ventures. The amounts as of September 25, 2021 and for the period from August 4, 2021 reflect the consolidated operations of the Company.

The condensed consolidated balance sheet as of December 26, 2020 is derived from the audited consolidated financial statements of EWC Ventures but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 26, 2020 included in the Prospectus.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended December 26, 2020 included in the Prospectus.

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

(c) COVID-19 pandemic

The Company is continuing to monitor the ongoing COVID-19 pandemic and its impact on its business. Beginning in March 2020, in response to the COVID-19 pandemic, most franchisees temporarily closed their centers in order to promote the health and safety of its members, team members and their communities. In April 2020, the entire franchise network was temporarily closed. Beginning in May 2020, certain governors announced steps to restart non-essential business operations in their respective states and certain centers began to re-open. By June 2021, all of the Company’s nationwide network had re-opened. However, there is a significant amount of uncertainty about the effects a resurgence in COVID-19 cases could have on our business, our industry and overall economic activity.

(d) Implications of being an Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

(e) Equity-based Compensation

The Company recognizes compensation expense for equity awards to employees based on the estimated fair value of the equity instrument at the time of grant. For time-based awards, such expense is recognized over the requisite service period of the equity award, which is normally the vesting period. Compensation expense for performance-based awards with a market condition is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 9 for further information.

(f) Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company calculates the interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes.

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

(g) Tax Receivable Agreement

We entered into the TRA with the EWC Ventures' pre-IPO members that provides for the payment by the Company to the EWC Ventures pre-IPO members of 85% of the benefits, if any, that the Company realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in the our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial public offering or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. We record liabilities for amounts payable under the TRA in the period in which the payment is deemed to be probable. Further, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize tax benefits described above to reduce our cash taxes paid to a taxing authority.

(h) Noncontrolling Interests

The noncontrolling interests represent the economic interests of EWC Ventures held by members other than the Company. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures Units held by the Company and the other holders of EWC Ventures Units during the period.

(i) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share of Class B common stock under the two-class method has not been presented.

Diluted net income (loss) per share adjusts the basic net income (loss) per share calculation for the potential dilutive impact of common shares, such as equity awards, using the treasury stock method. Diluted net income (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock as they are convertible into shares of Class A common stock when exchanged with a corresponding number of EWC Ventures Units.

(j) Recently adopted accounting pronouncements

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

(k) Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases and established ASC Topic 842, Leases (“ASC 842”), which supersedes ASC Topic 840, Leases. ASC 842 requires a lessee to recognize a lease right-of-use (“ROU”) asset and a corresponding lease liability on its balance sheet along with additional qualitative and quantitative disclosures. ROU assets and lease liabilities are recognized at the commencement date based on the present value of future payments. ASC 842 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect the adoption of this standard will have on its financial statements.

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

Fair value measurements are summarized below:

	Fair Market Value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate cap
September 25, 2021	$(416)	$—	$(416)	$—
December 26, 2020	$(527)	$—	$(527)	$—

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Debt under the 2026 Term Loan of $180,000 approximates fair value as it has a variable rate and incorporates a measure of our credit risk.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 25, 2021	December 26, 2020
Prepaid inventory	$—	$2,000
Prepaid insurance	3,333	324
Prepaid other & other current assets	3,895	2,250
Total	$7,228	$4,574

The prepaid other & other current assets amounts are primarily composed of prepaid technology, marketing and maintenance contracts, sales taxes and rent.

5. Intangible assets, net

A summary of intangible assets as of September 25, 2021 and December 26, 2020 is as follows:

	September 25, 2021
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	7.00	$114,594	$(34,396)	$80,198
Reacquired rights	8.56	76,545	(13,833)	62,712
Favorable lease assets	0.47	170	(147)	23
		191,309	(48,376)	142,933
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$255,123	$(48,376)	$206,747

	December 26, 2020
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	7.74	$114,594	$(25,870)	$88,724
Reacquired rights	9.19	68,973	(8,304)	60,669
Favorable lease assets	1.24	170	(110)	60
		183,737	(34,284)	149,453
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$247,551	$(34,284)	$213,267

Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights. During the 39 weeks ended September 25, 2021, reacquisition costs totaled $7,644.

During the 39 weeks ended September 26, 2020, reacquisition costs totaled $34,614 which consisted of $34,294 of cash consideration paid during the period and $320 of certain purchase price holdbacks, which were paid during the remainder of fiscal year 2020.

The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. The reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement prior to the reacquisition. Amortization expense for reacquired rights was $1,699 and $1,771 for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and $5,529 and $5,199 for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively.

Franchisee relationships are amortized on a straight-line basis over the estimated useful life of the asset. Amortization expense for franchisee relationships was $2,812 and $2,857 for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and $8,526 and $8,571 for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively. Amortization expense for franchisee relationships and reacquired rights is included in depreciation and amortization expense on the condensed consolidated statements of operations.

Favorable lease assets are amortized on a straight-line basis over the estimated useful life of the asset. Amortization of favorable lease assets of $13 and $12 was recorded within depreciation and amortization expense in the condensed consolidated statements of operations for the 13 weeks ended September 25, 2021, and September 26, 2020, respectively, and $37 and $36 for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively.

Future expected amortization expense of the Company’s intangible assets as of September 25, 2021 is as follows:

Fiscal Years Ending	Franchisee Relationships	Reacquired Rights	Favorable Lease Assets
2021 (from September 26, 2021)	$2,899	$1,840	$14
2022	11,595	7,363	9
2023	11,595	7,363	—
2024	11,595	7,363	—
2025	11,595	7,363	—
Thereafter	30,919	31,420	—
Total	$80,198	$62,712	$23

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 25, 2021	December 26, 2020
Accounts payable	$4,201	$615
Accrued inventory	3,262	3,321
Accrued compensation	4,258	2,169
Accrued taxes and penalties	1,690	1,732
Accrued lease termination costs	348	360
Accrued technology and subscription fees	534	1,536
Accrued interest	764	1,440
Accrued professional fees	2,075	967
Other accrued liabilities	1,601	1,349
Total Accounts payable and accrued liabilities	$18,733	$13,489

7. Long-term debt, net

Long-term debt consists of the following:

	September 25, 2021	December 26, 2020
2026 Term Loan	$180,000	$—
Previous Term Loan	—	240,552
Previous Revolving Credit Facility	—	30,000
Less: current portion	(3,375)	(2,428)
Total long-term debt	176,625	268,124
Less: unamortized debt discount and deferred financing costs	(1,867)	(5,149)
Total long-term debt, net	$174,758	$262,975

On August 9, 2021, EW Intermediate Holdco, LLC, a Delaware limited liability company (“Holdings”), EW Holdco, LLC, a Delaware limited liability company (the “Borrower”), as borrower (each indirect subsidiaries of the Company), entered into the 2026 Credit Agreement with the lenders party thereto, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the other parties party thereto. The Credit Agreement is comprised of the 2026 revolving credit facility and the 2026 term loan. The Credit Agreement will mature on August 9, 2026.

The proceeds from the new term loan were used together with proceeds from our initial public offering to fully repay and terminate the previous secured term loan (the “Previous Term Loan”) and the previous secured revolving credit facility (the “Previous Revolving Credit Facility”). In connection with the repayment and termination of the Previous Term Loan and Previous Revolving Credit Facility we incurred a loss on debt extinguishment of $6,313, which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations. Of this loss, $2,446 was attributable to the payment of the prepayment premium and related fees on the Previous Term Loan and $3,867 was due to the write-off of unamortized deferred financing costs. We incurred $1,924 in various lender and third party fees in conjunction with this transaction. Of these fees, $1,574, along with $344 of unamortized deferred issuance costs, related to the 2026 Term Loan and have been recorded as a reduction of long-term debt on the accompanying condensed consolidated balance sheets. The remaining $350 of costs, along with $77 of unamortized deferred issuance costs, related to the 2026 revolving credit facility and have been recorded as other non-current assets on the accompanying condensed consolidated balance sheets.

Obligations under the 2026 Credit Agreement are guaranteed by Holdings and the direct and indirect wholly-owned material domestic subsidiaries of the Borrower, subject to certain exceptions. The obligations are secured by a pledge of the Borrower’s capital stock directly held by Holdings and a security interest in substantially all of the assets of Holdings, the Borrower and its subsidiaries, subject to certain exceptions.

Borrowings under the 2026 Credit Agreement will bear interest at a rate equal to, at the Borrower’s option, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Bank of America, N.A. and (iii) the one month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. In addition, the Credit Agreement requires the Borrower to pay a commitment fee in respect of unused revolving credit facility commitments ranging between 0.30% and 0.45% per annum (determined based on the Borrower’s total net leverage ratio) in respect of the unused commitments under the Credit Agreement.

Borrowings under the 2026 Term Loan bear interest at an index rate as defined above plus an applicable margin of 3.0% (3.1% at September 25, 2021). The 2026 Term Loan requires principal payments payable in quarterly installments with the final scheduled principal payment on the outstanding 2026 Term Loan borrowings due on August 9, 2026. The 2026 revolving credit facility has a maximum borrowing capacity of $40,000 and as of September 25, 2021 there were no outstanding borrowings.

The 2026 Credit Agreement contains certain customary events of default, including in the event of a change of control, and certain covenants and restrictions that limit the Borrower’s and its subsidiaries’ ability to, among other things, incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates.

The Company is also subject to certain financial maintenance covenants under the 2026 Credit Agreement, which require the Company and its subsidiaries to (i) not exceed certain specified total net leverage ratios and (ii) not fall below a certain fixed charge coverage ratio, in each case, at the end of each fiscal quarter.

If the Company fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan and revolving credit facility commitments under the 2026 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, under the 2026 Credit Agreement could be declared immediately due and payable.

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

Our cash flow hedge position related to the interest rate cap derivative instrument is as follows:

	Balance Sheet Classification	September 25, 2021	December 26, 2020
Derivatives designated as hedging instruments:
Interest rate cap, current portion	Other current liabilities	$(184)	$(181)
Interest rate cap, non-current portion	Other long-term liabilities	(232)	(346)
Total derivative liabilities designated as hedging instruments		$(416)	$(527)

The table below presents the net unrealized gain (loss) recognized in other comprehensive income (loss) (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain (Loss) Recognized in OCI
	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-Nine Weeks Ended September 25, 2021	Thirty-Nine Weeks Ended September 26, 2020
Derivatives designated as hedging instruments:
Interest rate cap	$(128)	$30	$111	$107
Total	$(128)	$30	$111	$107

9. Equity Based Compensation

2021 Omnibus Incentive Plan

In August 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of our IPO and provides for the grant of equity-based awards to employees, consultants, and non-employee directors. The 2021 Incentive Plan provides for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by our board of directors.

Class A Common Stock Options

During the 13 weeks ended September 25, 2021, we granted 322,997 stock options with an exercise price of $17.00 per share to certain directors and employees under the 2021 Incentive Plan. The stock options granted will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the stock options was $7.48. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period.

A summary of activity related to the options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	—	—
Granted	322,997	$17.00
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 25, 2021	322,997	$17.00	9.8	$3,682
Exercisable at September 25, 2021	—	—	—	—

During the 13 and 39 weeks ended September 25, 2021, we recognized $134 of equity-based compensation expense related to the options in Selling, general, and administrative expense. As the options were granted in connection with the IPO, there was no expense recorded in 2020. As of September 25, 2021, there was $2,280 of total unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of 2.8 years.

The Company estimates the fair value of the options using the Black-Scholes option pricing model. The following table presents the assumptions used in the Black-Scholes model to determine the fair value of the stock options for the 13 weeks ended September 25, 2021. Black-Scholes assumptions have not been disclosed for any other periods presented as there were no stock options granted in those periods.

For the 13 Weeks Ended September 25, 2021
Expected dividend yield	0.0%
Expected volatility	43.8%
Risk-free rate	0.9%
Expected term (in years)	6.5

A description of each of the inputs to the Black-Scholes model is as follows:

•
Expected dividend yield - An increase in the expected dividend yield would decrease compensation expense.
•
Expected volatility - This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. The expected volatility was based on the historical volatility of a group of guideline companies. An increase in expected volatility would increase compensation expense.
•
Risk-free interest rate - This is the U.S. Treasury rate as of the measurement date having a term approximating the expected life of the award. An increase in the risk-free interest rate would increase compensation expense.

•
Expected term - The period of time over which the awards are expected to remain outstanding. The Company estimates the expected term as the mid-point between actual or expected vesting date and the contractual term. An increase in the expected term would increase compensation expense

Restricted Stock Units

During the 13 weeks ended September 25, 2021, we granted 485,792 restricted stock units (“RSUs”) to certain directors and employees under the 2021 Incentive Plan that will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the restricted stock units will be recognized as equity-based compensation expense over the vesting period. The grant date fair value of the restricted stock units is determined based on the fair value of the underlying Class A common stock on the date of grant.

A summary of activity related to the RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2020	—	—
Granted	485,792	$17.24
Vested	—	—
Forfeited	(3,382)	$17.00
Outstanding at September 25, 2021	482,410	$17.24

During the 13 and 39 weeks ended September 25, 2021, we recognized $454 of equity-based compensation expense related to the RSUs in Selling, general, and administrative expense. As the RSUs were granted in connection with the IPO, there was no expense recorded in 2020. As of September 25, 2021, there was $7,861 of total unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted average period of 2.8 years.

Management Holdco Incentive Plan

On December 12, 2018, EWC Ventures LLC and Management Holdco adopted the Amended and Restated EWC Management Holdco, LLC Equity Incentive Plan (the “LLC Incentive Plan”), under which Management Holdco granted units of Management Holdco (“Incentive Units”) to employees, directors, and consultants of EWC Ventures LLC and its subsidiaries. In connection with the Reorganization Transactions, modifications to certain pre-reorganization equity-based awards outstanding under the LLC Incentive Plan were made, primarily with respect to certain vesting conditions, which resulted in the Company recording additional equity-based compensation expense of $6,547 during the 13 weeks ended September 25, 2021. The terms of awards outstanding under the LLC Incentive plan are described below.

Time-based Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted time-based Incentive Units under the Incentive Plan. The time-based Incentive Units generally vest over 5 years, and the Company expenses time-based Incentive Units based on the grant date fair value of the award on a straight-line basis over the associated service period of the award. In connection with the Reorganization Transactions, the time-based Incentive Units were recapitalized into a new number of EWC Ventures Units (which we refer to as the “Time-based Units” both before and after the Reorganization Transactions), equal to the same aggregate fair value as the award immediately prior to the Reorganization Transactions, and subject to the original vesting schedules. No incremental expense was recognized as there was no change to the fair value of the awards as a result of the Reorganization Transactions. Accordingly, we continue to recognize the original grant date fair value of the Time-based Units over the remaining service period. The Company estimated the fair value of the Time-based Units as of the grant date based on a determination of the total fair value of the Company’s equity as of the valuation date which was then run through a hypothetical liquidation model.

During the 13 weeks ended September 25, 2021, and September 26, 2020, we recognized $260 and $403, respectively, of equity-based compensation expense related to Time-based Units in Selling, general, and administrative expense. During the 39 weeks ended September 25, 2021, and September 26, 2020, we recognized $817 and 1,649, respectively related to Time-based Units in Selling, general, and administrative expense. As of September 25, 2021, there were 1,038,391 unvested Time-based Units outstanding. As of September 25, 2021, there was $2,863 of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 2.4 years.

2.0x Units and 2.5x Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted Incentive Units with performance-based vesting criteria that vest in one or more tranches contingent upon the achievement of certain targets, including a tranche which vested upon the achievement of 2.0x multiple on invested capital (“MOIC”) and a tranche which vested upon achievement of a 2.5x MOIC. Equity-based compensation expense was not previously recognized for these awards, based on the projected probability of achievement of the respective target(s). In connection with the Reorganization Transactions, these awards were recapitalized into a new number of EWC Ventures Units (which we refer to as the “2.0x Units” and 2.5x Units” both before and after the Reorganization Transactions). The vesting conditions were modified to include a time-based vesting condition such that the units will vest as if the units were time-based units on the initial date of grant; provided that, such units shall still fully vest upon achievement of the original performance targets, as applicable. As a result of the modification, the Company recorded equity-based compensation expense of $5,645, which is the modification date fair value of the shares which became immediately vested. The modification date fair value of the 2.0x Units and 2.5x Units is recognized straight line over the remaining service period. The modification date fair value was determined based on the fair value of the underlying EWC Ventures Units on the modification date, which was determined based on the initial public offering price per share of the Company’s Class A common stock.

During the 13 and 39 weeks ended September 25, 2021, we recognized $6,052 of equity-based compensation expense related to the 2.0x Units and 2.5x Units included in Selling, general and administrative expense. As of September 25, 2021, there were 237,472 unvested 2.0x Units and 118,992 unvested 2.5x Units outstanding. As of September 25, 2021, there was $5,289 of total unrecognized compensation expense related to unvested 2.0x Units and unvested 2.5X Units expected to be recognized over a weighted average period of 2.7 years.

3.0x Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted Incentive Units with performance-based vesting criteria that would have vested upon achievement of 3.0x MOIC. In connection with the Reorganization Transactions, these awards were recapitalized into a new number of EWC Ventures Units (which we refer to as the “3.0x Units” both before and after the Reorganization Transactions). These awards were modified such that the awards will also be eligible to vest upon the occurrence of either (i) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or (ii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price of our Class A common stock is achieved. Equity-based compensation expense was not previously recognized for these awards, based on the projected probability of achievement of the target.

The modified vesting conditions described above represent market conditions. Compensation expense for performance-based awards with a market condition is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. Accordingly, following the Reorganization Transactions, expense will be recognized prospectively based on the modification date fair value of the modified award. The Company used a Geometric Brownian Motion simulation formula to determine the fair value and the derived service periods of these 3.0x Units as of the modification date. During the 13 and 39 weeks ended September 25, 2021 we recognized $495 of equity-based compensation expense related to the 3.0x Units in Selling, general, and administrative expense. As of September 25, 2021, total unrecognized equity-based compensation related to the 3.0x Units was $4,442, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Summary of Equity-Based Compensation Expense

The Company recognized equity-based compensation expense in the following amounts within in Selling, general and administrative expense on the condensed consolidated statements of operations:

	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-Nine Weeks Ended September 25, 2021	Thirty-Nine Weeks Ended September 26, 2020
Class A Common Stock Options	$134	$—	$134	$—
Restricted Stock Units	454	—	454	—
Time-based Units	260	403	817	1,649
2.0x and 2.5x Units	6,052	—	6,052	—
3.0x Units	495	—	495	—
Total	$7,395	$403	$7,952	$1,649

10. Commitments and contingencies

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

Exit Cost Obligation – Leases
Exit cost obligation at December 26, 2020	$615
Accretion	6
Payments	(273)
Exit cost obligation at September 25, 2021	$348

The charges, recorded as selling, general and administrative expenses on the condensed consolidated statements of operations, primarily included the present value of the remaining lease obligation on the cease use dates, net of estimated sublease income.

The current and non-current components of the exit liabilities related to the leased property were included within accounts payable and accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets, respectively, as follows:

	September 25, 2021	December 26, 2020
Accounts payable and accrued liabilities	$348	$360
Other long-term liabilities	—	255
Total exit cost obligation	$348	$615

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flow.

11. Revenue from contracts with customers

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 26, 2020	$8,879
Revenue recognized that was included in the contract liability at the beginning of the year	(1,394)
Increase, excluding amounts recognized as revenue during the period	1,936
Balance at September 25, 2021	$9,421

The weighted average remaining amortization period for deferred revenue is 4.8 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 25, 2021. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2021 (from September 26, 2021)	$594
2022	2,316
2023	1,068
2024	1,009
2025	939
Thereafter	3,495
Total	$9,421

The summary set forth below represents the balances in deferred revenue as of September 25, 2021 and December 26, 2020:

	September 25, 2021	December 26, 2020
Franchise fees	$7,887	$7,542
Service revenue	1,534	1,337
Total deferred revenue	9,421	8,879
Long-term portion of deferred revenue	6,785	6,528
Current portion of deferred revenue	$2,636	$2,351

12. Related party transactions

The Company recognized advances to certain related party members of zero and $689 as of September 25, 2021 and December 26, 2020, respectively, related to payments of fees on behalf of the members in connection with the GA Acquisition. These advances are reported in advances to related parties within the condensed consolidated balance sheets. These advances were settled in August 2021 through a reduction of the tax distribution to members made in connection with the Reorganization Transactions discussed in Note 1. Additionally, the Company paid fees to certain members for consulting services provided to the Company. Related party consulting fees of $17 and $33 for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and $117 and $133 for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively, are included in selling, general, and administrative expenses in the condensed consolidated statements of operations. The term of the consulting services agreement ended in August 2021.

13. Income Taxes

As a result of the Reorganization Transactions we were appointed as the sole managing member of EWC Ventures. EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of EWC Ventures.

We recorded zero income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following the IPO and Reorganization Transactions, as we incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets. EWC Ventures, our financial reporting predecessor, is not subject to income taxes. As such, there was no income tax expense recorded in 2020.

This effective tax rate differs from the current U.S. federal income tax rate and the statutory rates apportioned to each state and local jurisdiction primarily due to the effect of the full valuation allowance against net deferred tax assets.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740 we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses as well as the reversal of existing deferred tax liabilities, historical and forecasted taxable income (exclusive of reversing temporary differences and carryforwards) in our assessment. In evaluating such projections, the Company considers its history of profitability and cumulative earnings/losses, the competitive environment, and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration. Changes in our estimates of future taxable income will affect our estimate of the realization of the tax benefits of these tax carryforwards. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

We are in a cumulative loss position for the past three years. We believe this represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying on projections of future taxable income to support the recovery of deferred tax assets is sufficient. Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of September 25, 2021. To the extent we generate sufficient taxable income in the future to utilize the benefits of our deferred tax assets we may reverse some or all of the valuation allowance. However, simply coming out of a cumulative loss is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there are other negative factors which outweigh the positive evidence. In upcoming quarters, we will continue to evaluate both the positive and negative evidence surrounding our ability to realize our deferred tax assets.

We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base our estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results, and future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods it is possible that actual results could differ from the estimates used in previous analyses. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations and/or financial position.

The Company has not recorded a liability for uncertain tax positions as of September 25, 2021. The Company remains subject to periodic audits and reviews by the taxing authorities, and the Company’s returns since its formation remain open for examination.

Tax Receivable Agreement

As of September 25, 2021, future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO are expected to be $69,320. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the consolidated statement of operations in the period in which the change occurs. As of September 25, 2021, the TRA liability recorded was $48,823 based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

14. Noncontrolling interest

In connection with the Reorganization Transactions, we became the sole managing member of EWC Ventures and, as a result of this control, and because we have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures. We report noncontrolling interests representing the economic interests in EWC Ventures held by the other members of EWC Ventures. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures Units by us and the other holders of EWC Ventures Units during the period.

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Additionally, certain members of EWC Ventures hold unvested EWC Ventures Units that are subject to service, performance, and/or market conditions (See Note 9-Equity Based Compensation). The vesting of EWC Ventures units will result in a change in ownership and increase the amount recorded as noncontrolling interest and decrease additional paid-in capital.

The following table summarizes the ownership of EWC Ventures as of September 25, 2021:

	September 25, 2021
	Units Owned	Ownership Percentage
European Wax Center, Inc.	31,370,186	50.8%
Noncontrolling Interest	30,333,993	49.2%
Total	61,704,179	100.0%

15. Net loss per share

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common shareholders for the periods subsequent to the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Prior to the Reorganization Transactions, the EWC Ventures capital structure included Class A, Class B, Class C, and Class D Units. We determined that the presentation of net income (loss) per unit for the period prior to the Reorganization Transactions would not be meaningful to the users of these unaudited condensed consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, net income (loss) per unit information has not been presented for periods prior to the Reorganization Transactions.

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock for the period from August 4, 2021 to September 25, 2021, which represents the period subsequent to the Reorganization Transactions:

Period of August 4-
September 25, 2021
(in thousands, except for share and per share amounts)
Net loss	$(10,768)
Less: net loss attributable to noncontrolling interests	(5,237)
Net loss applicable to Class A common shareholders	$(5,531)
Basic and diluted weighted average outstanding shares
Class A Common Stock	31,370,186
Basic and diluted net loss per unit applicable to shareholders:
Class A Common Stock	$(0.18)

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. The 32,372,542 shares of Class B common stock outstanding as of September 25, 2021 were determined to be anti-dilutive as we recorded a net loss for the period, and have therefore been excluded from the computation of diluted net income (loss) per share of Class A common stock

In addition, 322,997 stock options and 482,410 restricted stock units were excluded from the computation of diluted net income (loss) per share of Class A common stock, because the effect would have been anti-dilutive as we recorded a net loss for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our prospectus dated August 4, 2021, filed with the Securities and Exchange Commission (the "SEC") on August 6, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”). The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. The information provided below supplements, but does not form part of, our predecessor’s financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the sections titled “Risk Factors” and “Forward-Looking Statements” included in the Prospectus.

We conduct substantially all of our activities through our subsidiary, EWC Ventures, LLC and its subsidiaries. We operate on a fiscal calendar widely used by the retail industry that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Our fiscal quarters are composed of 13 weeks each, except for 53-week fiscal years for which the fourth quarter will be composed of 14 weeks.

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 21 million waxing services in 2019 and over 13 million waxing services in 2020 generating $687 million and $469 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 833 locations across 44 states as of September 25, 2021. Of these locations, 828 are franchised centers operated by franchisees and five are corporate-owned centers.

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

(in thousands, except operating data and percentages)	Thirteen Weeks Ended September 25, 2021	Thirteen Weeks Ended September 26, 2020	Thirty-Nine Weeks Ended September 25, 2021	Thirty-Nine Weeks Ended September 26, 2020
Number of system-wide centers (at period end)	833	786	833	786
System-wide sales	$219,117	$136,927	$594,579	$335,183
Same-store sales(1)	10.6%	(32.1)%	4.7%	(39.9)%
New center openings	18	12	37	36

(1) Same-store sales increase for the 13 and 39 weeks ended September 25, 2021 is calculated in comparison to the 13 and 39 weeks ended September 28, 2019 due to the significant decline in our sales in 2020 due to COVID-19. We believe this presents a more meaningful comparison of same-store sales. As described below, we typically remove stores from our calculation of same-store sales if they are closed for more than six consecutive days. However, given the widespread and unprecedented impact of COVID-19 same-store sales for the 13 and 39 weeks ended September 26, 2020 were calculated without removing stores that were closed for longer than six days due to COVID-19.

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
System-wide Centers
Beginning of Period	815	774	796	750
Openings	18	13	39	39
Closures	—	(1)	(2)	(3)
End of Period	833	786	833	786

Recent Developments

As more fully described in the notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q, in August 2021 we completed a series of transactions including:

•
Reorganization Transactions, which among other things, resulted in the Company being appointed as the sole managing member of the EWC Ventures and the Company entering into the tax receivable agreement ("TRA").
•
The initial public offering of the Company’s class A common stock; and
•
The entry into a new credit agreement consisting of a $180.0 million term loan (“2026 Term Loan”) and a $40.0 million revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”) which replaced our previous senior secured credit agreement.

For additional information regarding these transactions, see the notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q.

COVID-19 Impact

The Company is continuing to monitor the ongoing COVID-19 pandemic and its impact on its business. Beginning in March 2020, in response to the COVID-19 pandemic, most franchisees temporarily closed their centers in order to promote the health and safety of its members, team members and their communities. In April 2020, the entire franchise network was temporarily closed. Beginning in May 2020, certain governors announced steps to restart non-essential business operations in their respective states and certain centers began to re-open. By June 2021, all of the Company’s nationwide network of centers had re-opened.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of proprietary wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.3% and 56.1% of our total revenue for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and 56.0% and 57.0% of our total revenue for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.4% and 23.5% of our total revenue for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and 24.6% and 24.5% of our total revenue for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.8% and 14.3% of our total revenue for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and 13.7% and 12.4% of our total revenue for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.5% and 6.1% of our total revenue for the 13 weeks ended September 25, 2021 and September 26, 2020, respectively, and 5.7% and 6.1% of our total revenue for the 39 weeks ended September 25, 2021 and September 26, 2020, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of ten years beginning on the date the center is opened, which is an average of two years from the date the franchise agreement is signed. Therefore, the franchise fees are typically amortized over a 12-year period. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Interest Expense: Interest expense consists of interest on our long-term debt, including amounts outstanding under our revolving credit facility, amortization of debt discount and deferred financing costs and gain and losses on debt extinguishment.

Income Tax Expense: We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of EWC Ventures and are taxed at the prevailing corporate tax rates. Income tax expense includes both current and deferred income tax expense.

Noncontrolling Interest: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income (loss) is allocated to the non-controlling interest to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of EWC Ventures’ net income (loss).

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	September 25, 2021	September 26, 2020	$ Change	% Change
Revenue:
Product sales	$27,611	$17,082	$10,529	61.6%
Royalty fees	11,941	7,136	4,805	67.3%
Marketing fees	6,760	4,364	2,396	54.9%
Other revenue	2,699	1,868	831	44.5%
Total revenue	49,011	30,450	18,561	61.0%
Operating expenses:
Cost of revenue	12,825	15,422	(2,597)	(16.8)%
Selling, general and administrative	22,725	9,298	13,427	144.4%
Advertising	8,368	2,602	5,766	221.6%
Depreciation and amortization	4,850	5,074	(224)	(4.4)%
Total operating expenses	48,768	32,396	16,372	50.5%
Income (loss) from operations	243	(1,946)	2,189	112.5%
Interest expense	9,515	4,597	4,918	107.0%
Loss before income taxes	(9,272)	(6,543)	(2,729)	(41.7)%
Income tax expense	—	—	—	—
Net loss	$(9,272)	$(6,543)	$(2,729)	(41.7)%
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	1,496	(6,543)	8,039	122.9%
Less: net loss attributable to noncontrolling interests	(5,237)	—	(5,237)	—
Net loss attributable to European Wax Center, Inc.	$(5,531)	$—	$(5,531)	$—

	For the Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	$ Change	% Change
Revenue:
Product sales	$74,752	$42,265	$32,487	76.9%
Royalty fees	32,821	18,138	14,683	81.0%
Marketing fees	18,326	9,148	9,178	100.3%
Other revenue	7,671	4,535	3,136	69.2%
Total revenue	133,570	74,086	59,484	80.3%
Operating expenses:
Cost of revenue	34,296	27,817	6,479	23.3%
Selling, general and administrative	46,003	26,016	19,987	76.8%
Advertising	19,767	8,893	10,874	122.3%
Depreciation and amortization	15,259	15,012	247	1.6%
Total operating expenses	115,325	77,738	37,587	48.4%
Income (loss) from operations	18,245	(3,652)	21,897	599.6%
Interest expense	18,686	13,304	5,382	40.5%
Loss before income taxes	(441)	(16,956)	16,515	97.4%
Income tax expense	—	—	—	—
Net loss	$(441)	$(16,956)	$16,515	97.4%
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	10,327	(16,956)	27,283	160.9%
Less: net loss attributable to noncontrolling interests	(5,237)	—	(5,237)	—
Net loss attributable to European Wax Center, Inc.	$(5,531)	$—	$(5,531)	—

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenue:
Product sales	56.3%	56.1%	56.0%	57.0%
Royalty fees	24.4%	23.5%	24.6%	24.5%
Marketing fees	13.8%	14.3%	13.7%	12.4%
Other revenue	5.5%	6.1%	5.7%	6.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.2%	50.6%	25.7%	37.5%
Selling, general and administrative	46.3%	30.5%	34.4%	35.1%
Advertising	17.1%	8.6%	14.8%	12.0%
Depreciation and amortization	9.9%	16.7%	11.4%	20.3%
Total operating expenses	99.5%	106.4%	86.3%	104.9%
Income (loss) from operations	0.5%	(6.4)%	13.7%	(4.9)%
Interest expense	19.4%	15.1%	14.0%	18.0%
Loss before income taxes	(18.9)%	(21.5)%	(0.3)%	(22.9)%
Income tax expense	—	—	—	—
Net loss	(18.9)%	(21.5)%	(0.3)%	(22.9)%
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	3.1%	(21.5)%	7.7%	(22.9)%
Less: net loss attributable to noncontrolling interests	(10.7)%	—	(3.9)%	—
Net loss attributable to European Wax Center, Inc.	(11.3)%	—	(4.1)%	—

Comparison of the Thirteen Weeks Ended September 25, 2021 and September 26, 2020

Revenue

Total revenue increased $18.6 million, or 61.0%, to $49.0 million during the 13 weeks ended September 25, 2021, compared to $30.5 million for the 13 weeks ended September 26, 2020. The increase in total revenue was largely due to our results for the 13 weeks ended September 26, 2020 being impacted by center closures and restrictions stemming from the COVID-19 pandemic. In addition, we had 47 new center openings which became operational during the period from September 26, 2020 to September 25, 2021.

Product Sales

Product sales increased $10.5 million, or 61.6%, to $27.6 million during the 13 weeks ended September 25, 2021, compared to $17.1 million for the 13 weeks ended September 26, 2020. The increase in product sales during the 13 weeks ended September 25, 2021 was primarily due to the negative impact of center closures and restrictions resulting from the COVID-19 pandemic on product sales during the 13 weeks ended September 26, 2020. In addition, the increase in product sales was also partially attributable to new center openings which became operational during the period from September 26, 2020 to September 25, 2021.

Royalty Fees

Royalty fees increased $4.8 million, or 67.3%, to $11.9 million during the 13 weeks ended September 25, 2021, compared to $7.1 million for the 13 weeks ended September 26, 2020. The increase in royalty fees during the 13 weeks ended September 25, 2021 was the result of the negative impact of the COVID-19 pandemic on network revenues during the 13 weeks ended September 26, 2020. In addition, the increase in royalty fees was also partially attributable to new center openings which became operational during the period from September 26, 2020 to September 25, 2021.

Marketing Fees

Marketing fees increased $2.4 million, or 54.9%, to $6.8 million during the 13 weeks ended September 25, 2021, compared to $4.4 million for the 13 weeks ended September 26, 2020. Marketing fees increased primarily due to the negative impact of the COVID-19 pandemic on network revenues during the 13 weeks ended September 26, 2020.

Other Revenue

Other revenue increased $0.8 million or 44.5%, to $2.7 million during the 13 weeks ended September 25, 2021, compared to $1.9 million for the 13 weeks ended September 26, 2020. The increase in other revenue during the 13 weeks ended September 25, 2021 was primarily due to the negative impact of restrictions on our corporate-owned centers resulting from the COVID-19 pandemic during the 13 weeks ended September 26, 2020.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $2.6 million, or 16.8%, to $12.8 million during the 13 weeks ended September 25, 2021, compared to $15.4 million for the 13 weeks ended September 26, 2020. The decrease in cost of revenue was primarily due to an increase in the inventory obsolescence reserve during the 13 weeks ended September 26, 2020 related to a pilot program for certain products with a limited shelf-life that did not have a chance to scale due to COVID-19, as well as a planned product restaging effort approved by management in the prior year. This decrease in cost of revenue was partially offset by higher revenues in the current year period as compared to our revenues for the 13 weeks ended September 26, 2020, which were impacted by center closures and restrictions stemming from the COVID-19 pandemic.

Selling, General and Administrative

Selling, general and administrative expenses increased $13.4 million, or 144.4%, to $22.7 million during the 13 weeks ended September 25, 2021, compared to $9.3 million for the 13 weeks ended September 26, 2020. The increase in selling, general and administrative expenses was primarily due to increased payroll and benefits, professional fees and insurance expenses. The increase in payroll and benefits expense resulted from increased equity based compensation due to the modification of certain pre-IPO equity awards and the issuance of new equity awards, cash bonus payments made in connection with our IPO and increased headcount at our corporate office as we prepared to become a public company. The increase in professional fees in the current year was attributable to preparations for our initial public offering. The increase in insurance expense was primarily attributable to the purchase of additional lines of coverage due to becoming a public company.

Advertising

Advertising expenses increased $5.8 million, or 221.6%, to $8.4 million during the 13 weeks ended September 25, 2021, compared to $2.6 million for the 13 weeks ended September 26, 2020. The increase in advertising expense was largely attributable to our suspension of marketing activities in the prior year commensurate with the center closures caused by the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended September 25, 2021 was largely consistent with the 13 weeks ended September 26, 2020, decreasing $0.2 million, or 4.4%, to $4.9 million for the 13 weeks ended September 25, 2021, compared to $5.1 million for the 13 weeks ended September 26, 2020.

Interest Expense

Interest expense increased $4.9 million, or 107.0%, to $9.5 million during the 13 weeks ended September 25, 2021, compared to $4.6 million for the 13 weeks ended September 26, 2020. The increase in interest expense was primarily due to a $6.3 million loss on debt extinguishment incurred in connection with our refinancing transaction executed in the period. However, this increase was partially offset by lower interest expense on the 2026 Term Loan due to the reduced principal balance and interest rate from the Previous Term Loan as well as the payoff of our Previous Revolving Credit Facility.

Income Tax Expense

We recorded zero income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following the IPO and Reorganization Transactions, as we incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets. We estimate that in future annual periods, our effective tax rate, prior to valuation allowance consideration, will be approximately 13% of consolidated income or loss before income taxes. This estimated effective tax rate excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. In the future, as shares of our Class B common stock and the corresponding EWC ventures units are exchanged for Class A common stock additional income or loss would be attributed to the Company. As such, all things being equal, our effective tax rate would increase in periods following the exchanges. EWC Ventures is not subject to income taxes. As such, there was no income tax expense for periods prior to August 4, 2021.

Comparison of the Thirty-Nine Weeks Ended September 25, 2021 and September 26, 2020

Revenue

Total revenue increased $59.5 million, or 80.3%, to $133.6 million during the 39 weeks ended September 25, 2021, compared to $74.1 million for the 39 weeks ended September 26, 2020. The increase in total revenue was largely due to our results for the 39 weeks ended September 26, 2020 being impacted by center closures and restrictions stemming from the COVID-19 pandemic. In addition, we had 47 new center openings which became operational during the period from September 26, 2020 to September 25, 2021.

Product Sales

Product sales increased $32.5 million, or 76.9%, to $74.8 million during the 39 weeks ended September 25, 2021, compared to $42.3 million for the 39 weeks ended September 26, 2020. The increase in product sales during the 39 weeks ended September 25, 2021 was primarily due to the negative impact of center closures and restrictions resulting from the COVID-19 pandemic on product sales during the 39 weeks ended September 26, 2020. In addition, the increase in product sales was also partially attributable to shipments of a new product line to franchisees in the current year and new center openings which became operational during the period from September 26, 2020 to September 25, 2021.

Royalty Fees

Royalty fees increased $14.7 million, or 81.0%, to $32.8 million during the 39 weeks ended September 25, 2021, compared to $18.1 million for the 39 weeks ended September 26, 2020. The increase in royalty fees during the 39 weeks ended September 25, 2021 was the result of the negative impact of the COVID-19 pandemic on network revenues during the 39 weeks ended September 26, 2020. In addition, the increase in royalty fees was also partially attributable to new center openings which became operational during the period from September 26, 2020 to September 25, 2021.

Marketing Fees

Marketing fees increased $9.2 million, or 100.3%, to $18.3 million during the 39 weeks ended September 25, 2021, compared to $9.1 million for the 39 weeks ended September 26, 2020. Marketing fees increased primarily due to the negative impact of the COVID-19 pandemic on network revenues during the 39 weeks ended September 26, 2020.

Other Revenue

Other revenue increased $3.1 million or 69.2%, to $7.7 million during the 39 weeks ended September 25, 2021, compared to $4.5 million for the 39 weeks ended September 26, 2020. The increase in other revenue during the 39 weeks ended September 25, 2021 was primarily due to the continuing negative impact of corporate-owned center closures and restrictions resulting from the COVID-19 pandemic during the 39 weeks ended September 26, 2020. In addition, we waived technology fees for closed centers in 2020 to provide relief to our franchisees from the adverse impact of the COVID-19 pandemic.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $6.5 million, or 23.3%, to $34.3 million during the 39 weeks ended September 25, 2021, compared to $27.8 million for the 39 weeks ended September 26, 2020. The increase in cost of revenue was largely the result of higher revenues in the current year period as compared to our revenues for the 39 weeks ended September 26, 2020, which were impacted by center closures and restrictions stemming from the COVID-19 pandemic. This increase in cost of revenue was partially offset by an in increase in the inventory obsolescence reserve during the 39 weeks ended September 26, 2020 related to a pilot program for certain products with a limited shelf-life that did not have a chance to scale due to COVID-19, as well as a planned product restaging effort approved by management in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses increased $20.0 million, or 76.8%, to $46.0 million during the 39 weeks ended September 25, 2021, compared to $26.0 million for the 39 weeks ended September 26, 2020. The increase in selling, general and administrative expenses was primarily due to increased payroll and benefits, professional fees and insurance expenses. The increase in payroll and benefits expense resulted from increased equity based compensation due to the modification of certain pre-IPO equity awards and the issuance of new equity awards, cash bonus payments made in connection with our IPO and increased headcount at our corporate office as we prepared to become a public company. In addition, payroll and benefits expense during the 39 weeks ended September 26, 2020 was lower due to our reduction and temporary furlough of certain corporate employees in the prior year. The increase in professional fees in the current year was attributable to preparations for our initial public offering. The increase in insurance expense was primarily attributable to the purchase of additional lines of coverage due to becoming a public company. These increases were partially offset by a decrease in commissions resulting from the reacquisition of rights from certain area representatives and a decrease in relocation costs in the first 39 weeks of 2021 compared to the first 39 weeks of 2020.

Advertising

Advertising expenses increased $10.9 million, or 122.3%, to $19.8 million during the 39 weeks ended September 25, 2021, compared to $8.9 million for the 39 weeks ended September 26, 2020. The increase in advertising expense was largely attributable to our suspension of marketing activities in the prior year commensurate with the center closures caused by the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 1.6%, to $15.3 million during the 39 weeks ended September 25, 2021, compared to $15.0 million for the 39 weeks ended September 26, 2020. The increase in depreciation and amortization expense was primarily driven by an increase in amortization expense for the additional reacquired rights from area representatives completed during fiscal years 2020 and 2021.

Interest expense

Interest expense increased $5.4 million, or 40.5%, to $18.7 million during the 39 weeks ended September 25, 2021, compared to $13.3 million for the 39 weeks ended September 26, 2020. The increase in interest expense was primarily due to a $6.3 million loss on debt extinguishment incurred with our refinancing transaction executed in the period. However, this increase was partially offset by lower interest expense on the 2026 Term Loan due to the reduced principal balance and interest rate on the Previous Term Loan and the payoff of our Previous Revolving Credit Facility.

Income Tax Expense

We recorded zero income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following the IPO and Reorganization Transactions, as we incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets. We estimate that in future annual periods, our effective tax rate, prior to valuation allowance consideration, will be approximately 13% of consolidated income or loss before income taxes. This estimated effective tax rate excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. In the future, as shares of our Class B common stock and the corresponding EWC ventures units are exchanged for Class A common stock additional income or loss would be attributed to the Company. As such, all things being equal, our effective tax rate would increase in periods following the exchanges. EWC Ventures is not subject to income taxes. As such, there was no income tax expense for periods prior to August 4, 2021.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
(in thousands)
Net loss	$(9,272)	$(6,543)	$(441)	$(16,956)
Interest expense	9,515	4,597	18,686	13,304
Provision for income taxes	—	—	—	—
Depreciation	327	434	1,168	1,205
Amortization	4,523	4,640	14,091	13,807
EBITDA	$5,093	$3,128	$33,504	$11,360
Exit costs - lease abandonment(1)	—	—	—	159
Corporate headquarter relocation(2)	—	125	—	671
Share-based compensation(3)	7,395	403	7,952	1,649
IPO-related costs(4)	1,715	—	4,697	100
IPO-related compensation expense(5)	2,343	—	2,343	—
Other compensation-related costs(6)	—	—	380	350
Adjusted EBITDA	$16,546	$3,656	$48,876	$14,289

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
(5)
Represents cash-based compensation expense recorded in connection with the initial public offering.
(6)
Represents costs related to reorganization driven by COVID-19 and buildup of executive leadership team.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our secured term loan and revolving credit facility and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $25.4 million as of September 25, 2021.

In August 2021, concurrent with our initial public offering, we entered into a new credit agreement providing for the 2026 Term Loan and 2026 Revolving Credit Facility. The proceeds from the new term loan were used together with proceeds from our initial public offering to fully repay the Previous Term Loan and Previous Revolving Credit Facility. See the notes to the condensed consolidated financial statements (Note 7 —Long-Term Debt, net) contained elsewhere in this quarterly report on Form 10-Q for more information.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO are currently expected to be $69.3 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income (loss) before income taxes on the condensed consolidated statement of operations in the period in which the change occurs. In connection with entering into the TRA we recorded a liability of $48.8 million based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset. During the 39 weeks ended September 25, 2021 there were no other material changes in our contractual obligations from those described in the Prospectus.

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

2026 Credit Agreement

Our 2026 Credit Agreement consists of the 2026 Term Loan and the 2026 Revolving Credit Facility. Borrowings under the 2026 Term Loan bear interest at an index rate as defined in the credit agreement plus an applicable margin of 3.0% (3.1% at September 25, 2021). The 2026 Term Loan requires principal payments payable in quarterly installments with the final scheduled principal payment on the outstanding 2026 Term Loan borrowings due on August 9, 2026. There were no outstanding borrowings under the 2026 Revolving Credit Facility as of September 25, 2021.

The 2026 Credit Agreement contains certain customary events of default, including in the event of a change of control, and certain covenants and restrictions that limit the Borrower’s and its subsidiaries’ ability to, among other things, incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates.

The Company is also subject to certain financial maintenance covenants under the 2026 Credit Agreement, which require the Company and its subsidiaries to (i) not exceed certain specified total net leverage ratios and (ii) not fall below a certain fixed charge coverage ratio, in each case, at the end of each fiscal quarter.

If the Company fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan and revolving credit facility commitments under the 2026 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, under the 2026 Credit Agreement could be declared immediately due and payable. For additional information regarding our long-term debt activity, see the notes to the condensed consolidated financial statements (Note 7—Long-term debt, net) contained elsewhere in this quarterly report on Form 10-Q.

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

We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of the interest rate cap prior to the scheduled maturity date. As of September 25, 2021, the fair value of the interest rate cap derivative instrument was estimated to be a liability of $0.4 million, with $0.2 million classified within Other current liabilities and $0.2 million within Other long-term liabilities on the condensed consolidated balance sheet. The fair value is based on information that is model-driven and whose inputs were observable.

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in “Risk Factors—Risks Related to Our Organization and Structure—We will be required to pay the EWC Ventures' pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” and “Certain Relationships and Related Party Transactions—Tax Receivable Agreement” in the Prospectus to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial public offering or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

Subject to the discussion in the following paragraph below, payments under the TRA will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 25, 2021, which is due March 15, 2022, but the due date can be extended until September 15, 2022. Future payments under the TRA in respect of future purchases of EWC Ventures Units, Share Exchanges and Cash Exchanges would be in addition to these amounts. Payments under the TRA are computed by reference to realized tax benefits from attributes subject to the TRA and are expected to be funded by tax distributions made to us by our subsidiaries similar to how cash taxes would be funded to the extent these attributes did not exist. To the extent we are unable to make payments under the TRA for any reason (including because our credit agreement restricts the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Under the TRA, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to the EWC Ventures pre-IPO members in amounts equal to the present value of future payments we are obligated to make under the TRA. If the payments under the TRA are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the TRA for any reason (including because our credit agreement restricts the ability of our subsidiaries to make distributions to us), under the terms of the TRA Agreement such payments will be deferred and will accrue interest until paid. If we are unable to make payments due to insufficient funds to make such payments, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Summary Statements of Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirty-Nine Weeks Ended
	September 25, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$22,229	$(6,378)
Investing activities	(8,008)	(36,986)
Financing activities	(25,575)	62,479
Net (decrease) increase in cash	$(11,354)	$19,115

Operating Activities

During the 39 weeks ended September 25, 2021, net cash provided by operating activities was $22.2 million compared to net cash used in operating activities of $6.4 million for the 39 weeks ended September 26, 2020, an increase of $28.6 million. This improvement was largely attributable to our improved operating results in the first 39 weeks of 2021 compared to the first 39 weeks of 2020, which was severely impacted by the COVID-19 pandemic. In addition, the increase in working capital requirements in the first 39 weeks of 2021 was less than the working capital increase in the first 39 weeks of 2020. The increase in working capital in 2021 was primarily attributable to increases of $3.6 million and $8.7 million in accounts receivable and inventory, respectively, resulting from our improved performance in 2021. In addition, prepaid expenses and other assets increased $2.1 million largely due to an increase in prepaid insurance as we purchased additional lines of coverage due to becoming a public company. These increases in working capital were partially offset by a $4.7 million increase in accounts payable and accrued expenses largely driven by increased inventory purchases and accrued professional fees.

Investing Activities

During the 39 weeks ended September 25, 2021 and September 26, 2020, we used $7.6 million and $34.3 million of cash, respectively, for the reacquisition of area representative rights. Investing activities related to capital expenditures were $0.4 million in in the first 39 weeks of 2021 and $2.7 million in the first 39 weeks of 2020, respectively.

Financing Activities

During the 39 weeks ended September 25, 2021 cash used in financing activities was $25.6 million compared to net cash provided by financing activities of $62.5 million for the for the 39 weeks ended September 26, 2020. Financing activities during the 39 weeks ended September 25, 2021 were largely the result of the Reorganization Transactions, the IPO and the debt refinancing transactions and consisted of the following:

•
The receipt of cash proceeds from the following sources:
•
$146.0 million from our initial public offering of Class A common stock, net of underwriting discounts and offering expenses
•
$179.4 million from the 2026 term loan, net of debt discount
•
Payments made for the following items:
•
$270.6 million to fully repay our Previous Term Loan and Previous Revolving Credit Facility
•
$2.4 million for debt extinguishment costs related to the Previous Term Loan
•
$1.3 million in deferred financing costs related to the 2026 Term Loan and 2020 Revolving Credit Facility
•
$70.5 million to repurchase Class B common stock and an equivalent number of EWC Ventures common units from certain EWC Ventures members
•
$0.9 million to repurchase EWC Class A units which were outstanding prior to the Reorganization Transactions
•
$5.2 million in net tax distribution payments made to EWC Ventures members

Financing activities during the 39 weeks ended September 26, 2020 primarily consisted of additional funding obtained to optimize our cash position in preparation for a potential, prolonged impact of the COVID-19 pandemic on our business, and to support our investments in the reacquisition of area representative rights. In the first 39 weeks of 2020 we drew down $27.0 million on our revolving credit facility and increased our term loan by $15.0 million. In addition, we received $24.9 million in contributions from members in exchange for the issuance of the Class D units during the 39 weeks ended September 26, 2020.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus, except as noted below.

Income taxes: The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s condensed consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company calculates the interim tax provision in accordance with the provisions of ASC740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes.

In connection with the Reorganization Transactions and the IPO, the Company contributed the net proceeds from the IPO to EWC Ventures in exchange for EWC Ventures common units and also purchased EWC Ventures common units from certain Post-IPO

Members. The Company was appointed as the sole managing member of EWC Ventures. EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members, including the Company., on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of EWC Ventures.

As of September 25, 2021, we had recorded deferred tax assets of $17.1 million, which were fully offset by a valuation allowance. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740 we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses as well as the reversal of existing deferred tax liabilities, historical and forecasted taxable income (exclusive of reversing temporary differences and carryforwards) in our assessment. In evaluating such projections, the Company considers its history of profitability and cumulative earnings/losses, the competitive environment, and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration. Changes in our estimates of future taxable income will affect our estimate of the realization of the tax benefits of these tax carryforwards. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

We are in a cumulative loss position for the past three years. We believe this represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying on projections of future taxable income to support the recovery of deferred tax assets is sufficient. Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of September 25, 2021. To the extent we generate sufficient taxable income in the future to utilize the benefits of our deferred tax assets we may reverse some or all of the valuation allowance. However, simply coming out of a cumulative loss is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there are other negative factors which outweigh the positive evidence. In upcoming quarters, we will continue to evaluate both the positive and negative evidence surrounding our ability to realize our deferred tax assets.

We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base our estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results, and future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods it is possible that actual results could differ from the estimates used in previous analyses. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations and/or financial position.

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

Tax Receivable Agreement: We entered into the TRA with the EWC Ventures' pre-IPO members that provides for the payment by the Company to the EWC Ventures pre-IPO members of 85% of the benefits, if any, that the Company realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial public offering or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. We record liabilities for amounts payable under the TRA in the period in which the payment is deemed to be probable.

As of September 25, 2021, future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO are expected to be $69.3 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. Amounts payable under the TRA are contingent upon, among other things, the generation of future taxable income. The projection of future taxable income involves significant judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions including the growth rate of the Company and the amount, character, and timing of the taxable income in the future. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRA. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the consolidated statement of income in the period in which the change occurs.

As of September 25, 2021, the TRA liability recorded was $48.8 million based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

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

Based on that evaluation, our CEO and CFO concluded that as of September 25, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 25, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering of Class A Common Stock

On August 9, 2021, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-257874), which was declared effective on August 4, 2021.

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
2.1

Reorganization Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto. (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q filed on September 14, 2021).

2.2

Merger Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

2.3

Merger Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

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
10.3

Stockholders Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.4

Exchange Agreement, dated as of August 4, 2021, by and among EWC Ventures, LLC, European Wax Center, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.5

Registration Rights Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.6

Tax Receivable Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.7

Amended and Restated Limited Liability Company Agreement of EWC Ventures, LLC, dated as of August 4, 2021, by and among EWC Ventures, LLC and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021)

10.8

Purchase Agreement, dated as of August 4, 2021, by and among EWC Ventures, LLC and the sellers named therein (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.9

Purchase Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the sellers named therein (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.10

Class B Common Stock Subscription Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the subscribers named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.11

European Wax Center, Inc. 2021 Omnibus Incentive Plan, effective as of August 4, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

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

European Wax Center, Inc.

Date: November 4, 2021	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ JENNIFER C. VANDERVELDT
Jennifer C. Vanderveldt
Chief Financial Officer
(Principal Financial Officer)