Form 10-K
period 2021-12-25
European Wax Center, Inc.
filed 2022-03-15
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40714

EUROPEAN WAX CENTER, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3150064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5830 Granite Parkway, 3rd Floor Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 264-8123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	EWCZ	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's Class A common stock held by non-affiliates, based on the closing price of the shares of Class A common stock as reported on The Nasdaq Stock Market LLC on December 23, 2021, was $613.9 million. The Registrant elected to use December 23, 2021 as the calculation date because on June 26, 2021 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately held company and it was the closest trading day prior to the Registrant's fiscal year-end.

As of March 10, 2022, the registrant had 37,032,423 and 26,433,636 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 8, 2022 are incorporated by reference into Part II and Part III of this Form 10-K.

i

PART I

Item 1. Business.

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 21 million waxing services in 2019, over 13 million waxing services in 2020 and over 20 million waxing services in 2021 generating $687 million, $469 million and $797 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 853 locations across 44 states as of December 25, 2021. Of these locations, 848 are franchised centers operated by franchisees and five are corporate-owned centers.

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

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow generation, and resilience through economic cycles. Our centers are 99% owned and operated by our franchisees who benefit from superior unit-level economics, with mature centers generating annual cash-on-cash returns in excess of 60%.

In partnership with our franchisees, we fiercely protect our points of differentiation that attract new guests, build meaningful relationships and promote lasting retention. We are so confident in our ability to delight that we have always offered all of our guests their first wax free.

Our Recent Financial Performance

Financial Performance in 2019

During 2019, we administered more than 21 million services and grew our center count to 750. We generated $687 million of system-wide sales and $154 million of net revenue. Net loss was $24 million and Adjusted EBITDA was $34 million in 2019.

Performance in 2020 and During the COVID-19 Pandemic

In January and February 2020, our performance continued with the same momentum experienced in 2019, with same-store sales growth of 11.1% and 10.8%, compared to the prior year periods. At the onset of the pandemic in March 2020, however, all of our centers temporarily closed due to the implementation of certain mandated closure requirements across the United States. In response to the pandemic, our management team developed and executed a detailed response plan focused on raising our already industry-leading hygiene standards and ensuring the safety of our guests, franchisees and associates.

By May 2020, our centers began to re-open as local health and safety guidance allowed and we saw an immediate rebound in performance. While the trajectory of our same-store sales performance fluctuated during the second half of 2020 in conjunction with state-specific loosening or tightening of COVID-19 restrictions in response to subsequent waves of COVID-19, our overall recovery demonstrates our guests consistently wanted to get back to their regular waxing routines at European Wax Center. By March 2021, nearly all of our nationwide network had re-opened and we were generating system-wide sales of approximately 101% of what they had been in March 2019 suggesting a nearly complete rebound from COVID-19 impacted performance in 2020. 87% of the 52 opened centers came from our existing franchise base, reinforcing our network’s belief in the stability and future success of our brand. During 2020, despite the challenges from COVID-19, our platform delivered strong growth in new centers as well as resilience in revenues and profit margins. All corporate-owned centers had re-opened as of December 26, 2020.

•
Center count increased from 750 in 2019 to 796 in 2020;
•
System-wide sales decreased from $687 million in 2019 to $469 million in 2020;
•
Net revenue decreased from $154 million in 2019 to $103 million in 2020;
•
Net loss decreased from $24 million in 2019 to $21 million in 2020; and
•
Adjusted EBITDA decreased from $34 million in 2019 to $20 million in 2020.

Performance during 2021

As conditions resulting from the COVID-19 pandemic continued to improve, our platform delivered growth in revenue and profitability, as well as an increase in new centers during fiscal year 2021. As of December 25, 2021 all of our centers had reopened, and we expect that our future financial results will continue to strengthen as COVID-19 related capacity restrictions were lifted and guests are able to return to our centers at full capacity levels.

•
Center count increased from 796 as of December 26, 2020 to 853 as of December 25, 2021;
•
System-wide sales increased from $469 million in fiscal year 2020 to $797 million in fiscal year 2021;
•
The Company’s total revenue increased from $103 million for the year ended December 26, 2020 to $179 million for the year ended December 25, 2021;
•
Consolidated net income improved from a net loss of $21 million in 2020 to net income of $4.0 million in 2021; and
•
Adjusted EBITDA increased from $20 million for the year ended December 26, 2020 to $64 million for the year ended December 25, 2021.

Our Growing Market Opportunity

Hair removal is an integral and recurring part of the personal-care and beauty regimens for most women and many men in the United States, and hair removal solutions are consistently in demand, given the recurring nature of hair growth.

We estimate that our $18 billion total addressable domestic market includes approximately 69 million U.S. adults who are currently waxing or are interested in waxing. The OOH waxing market, in which European Wax Center competes, is the fastest growing hair removal alternative and grew at an estimated compound annual growth rate ("CAGR") of 8% between 2015 and 2019, compared to an estimated CAGR of 3% over the same time period for the total hair removal market.

Although European Wax Center currently represents only 4% of our addressable market, we estimate we are approximately six times larger than our closest waxing-focused competitor within OOH waxing by center count and approximately 13 times larger by system-wide sales. Our market remains highly fragmented, with more than 10,000 independent waxing-focused operators that lack scale and almost 100,000 beauty salons that only provide waxing as a small part of their broader service offering. For many beauty salons and other similar operators, waxing is not their core competency, with services frequently provided in “backrooms” and without significant investment in the overall experience. This fragmentation results in a marketplace characterized by inconsistent quality, lack of technological accessibility and scheduling, and one-time transactional services that fail to instill customer trust and engagement. European Wax Center’s singular focus on waxing services and unmatched scale allow us to capitalize on this opportunity.

Our Differentiated Brand Experience

We believe our approach to OOH waxing has revolutionized the category. Our brand experience is differentiated because we are:

•
Experts in Wax: Our service model is focused exclusively on wax-based hair removal. We obsess over every element of the waxing services we deliver for our guests:
•
Expert Line-up of Waxing Services & Products: We provide a comprehensive assortment of body and facial waxing services using our Comfort Wax formulation, which features a unique blend of the highest quality natural beeswax combined with other skin-soothing ingredients for the most comfortable waxing experience. We provide a line of proprietary pre- and post-service products, including ingrown hair serums, exfoliating gels, brow shapers and skin treatments, which ensure the full benefits of the waxing experience are realized by our guests.
•
Expert Training of our Licensed Wax Specialists: Our franchisees employ over 8,000 licensed, highly-trained and knowledgeable wax specialists committed to delivering an exceptional guest experience. In addition to being licensed, every EWC wax specialist must successfully complete our proprietary training program to ensure consistency and quality of service for every guest. Our wax-focused education modules provide time-intensive training that substantially builds upon cosmetology licensing programs. We view our training as a key competitive differentiator enabling guests to receive a consistent service delivery regardless of the wax specialist with whom they are scheduled. Through the delivery of personalized services and education about the benefits of regular waxing, our wax specialists help strengthen guest loyalty to our brand.
•
Expert Hygiene and Safety Standards: We adhere to the highest safety and hygiene standards in the industry. We from time to time engage third-party safety experts to review and enhance our hygiene protocols. Wax Specialists utilize disposable gloves and masks to administer services and we strictly adhere to single use wax applicator protocols (we never double dip the applicator blades in wax pots). Our wax suites are sanitized and disinfected after each guest visit. In addition, our centers are equipped with socially-distanced seating arrangements and multiple sanitary stations, and our mobile app facilitates a contactless experience with self-check-in.

•
Champions of Confidence and Guest Experience: According to consumer surveys, our guests feel better and more confident after a service visit at one of our centers. We have focused on enhancing the guest experience across all touchpoints within our brand:
•
Champions of Accessibility: Our growing network of 853 centers across 44 states enables convenience and accessibility for our customers. Whether our guests move across town or across the country, our brand can serve their ongoing waxing needs with more access points than any other provider of OOH waxing services in the United States. Our Wax Pass program is portable across our network and guests often redeem services through a Wax Pass across multiple European Wax Center locations. Our mobile app technology further enhances accessibility by enabling guests to easily book appointments on-line at a time and location most convenient to them.
•
Champions of the In-Center Experience: Our in-center atmosphere is designed to be refined, clean and easy to use, with mobile app self-check-in available at all centers. Our lobby features an inviting product wall with take-home sampling. Our guests can choose to wait for their appointment in their car until a text alerts them to walk directly to their designated suite where their wax specialist awaits. Our iPad-equipped suites provide our wax specialists with detailed insights on each of their guests, empowering them to personalize product recommendations, for example.
•
Champions of Guest Retention and Repeat Visits: We encourage guests to schedule future visits on a regular basis and reward them for their use of our pre-paid Wax Pass program. We believe Wax Pass holders visit us more frequently, have meaningfully higher retention rates and represent our most valuable guests. Additionally, we expect to further amplify our guest experience and drive retention with our EWC Rewards Loyalty Program that launched in October 2021.

Our Competitive Strengths

We attribute our success to the following strengths that we believe provide us with a competitive advantage in our industry:

Trusted National Brand that Inspires Confidence

We believe revealing beautiful skin is the first step to revealing one’s best self, and our brand stands for delivering unapologetic confidence to our guests. Waxing is an intimate experience, and our guests seek a dependable, safe, and clean setting with a professional wax specialist they trust. Our unmatched scale provides us with a nationwide footprint to serve our loyal guest base wherever they may be. Our singular commitment to delivering best-in-class service is reinforced by our marketing efforts driving national brand awareness and consideration. We are so confident in our ability to delight that we have always offered all our guests their first wax free.

Committed Franchisees Achieving Attractive and Predictable Unit-Level Economics

Our simple, yet difficult to replicate, operating model translates into an attractive return on our franchisees’ invested capital. Our high-quality franchisee base consists of 239 franchisees as of December 25, 2021, with 159 franchisees operating multiple European Wax Center locations. Our centers require a modest upfront investment cost, then rapidly achieve profitability and generate superior unit-level economics. We generate revenue from our franchisees through the sale of branded products as well as the payment of ongoing fees, including royalty and marketing fund contributions, which are determined by the service sales of each center. For the year ended December 25, 2021, we received revenue from our franchisees as follows: $99.7 million, or 58%, of our revenue came from product sales, $43.6 million, or 25%, of our revenue through franchisee royalty payments, $24.6 million, or 14%, of our revenue through marketing fund contributions, and $4.6 million, or 3%, of our revenue came from other sources. Our remaining revenue for the year ended December 25, 2021 was generated from corporate-owned centers.

Our centers experience a highly predictable maturation curve that is consistent across cohorts and geographies, providing our franchisees with a high degree of confidence in realizing attractive returns. We believe our value proposition has created a franchisee base that is committed to growing with our brand, with more than 79% of new centers opened in 2019, 87% of new centers opened in 2020 and 93% of new centers opened in 2021 coming from existing franchisees.

Recurring Nature of Services Combined with Scaled Footprint and Consistent Demand Drives Revenue Predictability

Hair removal is an integral part of the personal-care and beauty regimens for most women and many men in the United States. Given the recurring nature of hair growth, hair removal solutions are regularly in demand and our guests trust European Wax Center to meet their routine hair removal needs. Our national scale and exclusive focus on wax-based hair removal enables us to provide a highly consistent waxing experience across each of our centers. The reliability of our guest experience ensures consistent demand for our services, which drives uniform unit-level economics for our franchisees which in turn drives revenue predictability for European Wax Center. We further facilitate repeat visits through the use of our pre-paid Wax Pass program, which we believe promotes meaningfully higher guest retention rates.

Asset-Light Franchise Platform with Resilient Free Cash Flow Generation

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow, and resilience through economic cycles. Due to the impacts of COVID-19, including the temporary closure of all of our centers, our networks experienced the first year of negative same-store sales growth in 2020. However, positive same-store sales growth, calculated against both 2020 and 2019, resumed in 2021. In addition, given our low capital expenditures and working capital needs, we are able to drive strong free cash flow generation throughout economic cycles. In 2020, for example, through disciplined cost management, our business remained profitable on an EBITDA basis and sustained strong EBITDA margins despite the decline in system- wide sales driven by the COVID-19 pandemic. Our ability to drive robust financial performance through 2020 is a testament to the resilience of our platform, which enables us to invest in technology and digital enablement, training programs, and marketing initiatives. This is a key differentiator of our scaled platform relative to independent operators in our market, and a significant reason why we believe we are the franchisor of choice in OOH waxing.

Experienced and Passionate Management Team Investing in the Next Phase of Our Growth

We are led by a best-in-class management team and our culture of performance, success and inclusivity is established by our CEO David Berg, who previously served as the CEO of Carlson Hospitality and has extensive retail, hospitality and franchising experience. Since joining us in 2018, Mr. Berg has led the acceleration of our center growth, the expansion of our franchisee network and our heightened cultural obsession with guest satisfaction.

The other members of our leadership team have been assembled at European Wax Center from senior positions at leading organizations including Sally Beauty, Luxottica, Jamba Juice, and American Eagle Outfitters. Our team has encouraged investment in tech-forward systems and corporate infrastructure to support the anticipated continued growth of our network. We believe our guests and franchisees are better connected with one another as a result of our scale advantages and we are only in the early innings of truly unlocking the potential of our unique platform.

Our Growth Strategies

We intend to deliver sustainable growth in revenue and profitability by executing on the following basic strategies:

Grow Our National Footprint Across New and Existing Markets

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. Our center count grew 7%, 6% and 5% during fiscal years 2021, 2020 and 2019, respectively, and has grown every year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly trained wax specialists that our brand has been known for since our initial opening.

We believe that none of our existing markets are fully penetrated and approximately 75% of our whitespace opportunity is in markets where we already have a presence today, which provides us with a high degree of confidence for the likely receptivity and success of new openings.

Our new centers require a modest upfront investment and follow a highly predictable maturation curve across cohorts and geographies, providing us and our franchisees with a high degree of visibility into the embedded earnings potential of newly opened centers. Historically, our centers reach maturity after five years, and as of December 25, 2021, 67% of our centers were mature.

Continue to Grow Our Brand Awareness and Accelerate Our Guest Acquisition

We believe that influential consumer trends will continue to expand the market for OOH waxing and that the OOH market will continue to take share from alternative hair removal solutions. Although our brand is nationally recognized, there are still significant opportunities to further drive brand awareness to attract new guests while increasing engagement of existing guests through increased visit frequency and spend.

To drive brand awareness with all consumers, we employ several strategies, including:

•
Performance marketing: We deploy data-driven marketing dollars across multiple forms of media with an attractive return on advertising spend;
•
Digital content: We partner with select digital media content creators and social media influencers, thereby encouraging positive testimonials from our guests; and
•
Market densification: We are strategically densifying existing target markets with new centers thus increasing regional brand awareness and word-of-mouth referrals.

Employ Strategies to Continue Driving Same-Store Sales Growth

We are continuously employing strategies to increase guest visit frequency and drive higher guest spend with the aim of sustaining our same-store sales growth, including:

•
Increase Wax Pass Adoption Rates: Our Wax Pass program provides guests with preferential pricing through either pre-paid or unlimited wax passes and provides us with a recurring and predictable revenue stream. We continue to expand and refine the program to drive increased adoption from non- member guests and we have grown the share of transactions conducted using Wax Passes to more than 57% in 2021.
•
Expand our Share of our Guests’ Personal-Care Expenditures: The trusted relationships between guests and wax specialists results in an authentic channel through which we can increase our share of our guests’ spend on personal-care. Over time, we believe the relationship between guest and wax specialist provides us a strong foundation to broaden our offerings across the personal-care category.
•
Increase our Transaction Attachment Rate: Approximately 14%, 15% and 11% of transactions in 2021, 2020 and 2019, respectively, resulted in purchases of retail products. In April 2021, we launched a refreshed portfolio of retail products complementing our core waxing services across all centers. We expect to drive greater attachment rates from this new product line-up through the right product innovation, attractive pricing, and expert consultative selling by our trained wax specialists. We define the term “attachment rate” as the percentage of transactions that include the purchase of a retail product to the total number of transactions.
•
Drive Greater Guest Engagement Using Data Analytics: We are continuously developing new use cases from our guest database. As our data capabilities mature, we believe we will learn more about our guests’ preferences and behaviors, unlocking more high-quality interaction opportunities. We are in the process of expanding our advanced data analysis capabilities to improve guest visit frequency and loyalty by deploying timely and hyper-personalized communications and relevant reminders to our guests.

Expand Our Profit Margins and Generate Robust Free Cash Flow

We have invested in building our scalable support infrastructure, and we currently have the capabilities and systems in place to drive revenue growth and profitability across our existing and planned franchise centers. Given our unmatched scale within the OOH waxing market, we can procure the highest quality products and supplies used to administer our services at lower prices than smaller independent providers of the same services. We expect to generate operating leverage given our fixed corporate cost structure, and we expect that incremental leverage, combined with our low capital expenditure and working capital needs, will allow us to generate improved operating margins and robust free cash flow.

Our Guests

Approximately 96% of our guests are women, with our brand appealing to female guests across age groups, ethnicities and income brackets. At every touchpoint, we embody our mission by concentrating key media communications on passion points that bolster guest affinity for European Wax Center and deliver personalized messaging to inspire action. While we estimate that male waxing constitutes approximately 20% of our total addressable market, our current guest base is only 4% male, representing an attractive growth opportunity. We believe there has been a significant increase in male interest in OOH waxing over the past five years. We intend to increase our share of male guests, with specific male-focused marketing collateral and service offerings.

Our Centers

We have a leading portfolio of centers operating in 853 locations across 44 states as of December 25, 2021. Of these locations, 848 are franchised centers operated by franchisees and five are corporate-owned centers.

On average, our centers are approximately 1,200 to 1,600 square feet with six to seven wax suites and are typically staffed with one wax specialist per suite in addition to one or two guest service associates. Our centers are designed to provide a seamless guest experience from the moment our guests walk in, to the moment they strut out of our centers. Upon entry, guests are greeted by a friendly service associate in a clean and modern lobby. The lobby offers refined colors and textures that align with the European Wax Center brand ethos. Our guests can self-check-in through our mobile app, which increases the swiftness of guest intake while allowing our team members to focus on servicing guests.

We ensure our centers offer socially distant seating and sanitation stations, underscoring our commitment to industry-leading hygiene and safety standards. Once checked-in, our guests enter a private, sanitized waxing suite where wax specialists offer a personalized experience. In-suite iPads provide our wax specialists with detailed insights on each of their guests, empowering them to provide “concierge-like” services such as personalized add-on services and product recommendations, driving increased guest spend. After each service, our guests are encouraged to test our retail products with samples from our touch-free sample bar, promoting our transaction attachment rate.

We continuously evaluate and enhance our center layout, imagery and cost build-out to ensure we have the best experience for our guests which drives continued robust financial performance for our franchisees.

Center Selection Criteria

We have a scaled and diverse footprint with ample whitespace for center growth in new markets, as well as densification within our existing markets. Site selection for new centers are typically proposed by our franchisees and reviewed and approved by European Wax Center as the franchisor. We determine whether a site is appropriate for a European Wax Center location based on the condition of the premises, ease of access, visibility, proximity to other centers, proximity to other competitive businesses, lease requirements, co-tenants, traffic patterns, demographics and population density, among other factors.

Our Services and Retail Products

We offer our guests a variety of elevated body and facial waxing services focused on the most critical areas of their bodies needing hair removal. We also offer skincare retail products to ensure that the full benefits of the waxing experience are realized by our guests.

Services

Our waxing services are administered by licensed wax specialists who are employed by our franchisees. In addition, prior to performing our services, our wax specialists go through a rigorous, proprietary EWC training regime. Continuous training education is also a part of our ongoing operating plan to ensure the highest quality service can constantly be delivered across our network of centers. Our wax specialists utilize our Comfort Wax formulation during the waxing service. This wax product features a blend of the highest quality natural beeswax combined with other skin-soothing ingredients and is co-manufactured for us by suppliers in Europe. Unlike other wax formulations, our wax is designed to specifically attach only to hair, not skin, providing a differentiated and more comfortable waxing experience.

Retail Products

Our centers sell a comprehensive assortment of proprietary EWC-branded retail products that allow guests to maintain healthy post-wax skin between visits. These products are specifically tailored to enhance the services we provide. Our products are dermatologist-tested and are formulated without parabens, mineral oil, phthalates, hydroquinone, triclosan, formaldehyde and gluten. We exclusively distribute these retail products to our franchisees for sale in-center and sell them direct-to-consumer through our website. We have approximately 34 full-sized SKUs in our branded product portfolio.

We partner with a leading co-manufacturer in North America to coordinate the manufacturing of our retail product offerings. While our suppliers support us in formulation, sourcing, manufacturing, package development, safety testing and quality assurance, we own all of our retail product formulas and lead the new product development processes to align our innovation capabilities with our strategic priorities.

Marketing Support

Based on our deep guest understanding and longevity in the OOH waxing market, we believe we have developed a highly effective marketing strategy that is designed to promote awareness and consideration of our brand by new guests and encourage retention by existing guests.

We employ a variety of marketing techniques to build awareness of, and create demand for, our brand, and the services and products we offer. We have implemented sophisticated data-driven marketing practices in support of this framework and we deploy the dedicated marketing funds contributed by our franchisees across each of our marketing strategies. In 2019, we collected and spent approximately $20 million for marketing through our centralized marketing fund, of which 61% was deployed through digital channels. Due to center closures in 2020 driven by the COVID-19 pandemic, we paused our marketing fund collections from April 2020 to June 2020. As a result, we do not believe that the amounts collected and spent through our centralized marketing fund in 2020 are representative of our historical or expected future marketing collections and spend. In 2021, we collected and spent approximately $25 million for marketing through our centralized marketing fund, of which 44% was deployed through digital channels.

In addition to our corporate marketing strategy, many of franchisees choose to make additional investments in local marketing. We provide support to ensure that their marketing aligns with our overall image and strategy.

Our Franchise Platform

Franchising Strategy

Our asset-light franchise platform delivers capital-efficient growth and our footprint expansion is supported by robust unit-level economics. Our simple, yet difficult to replicate, operating model and the recurring nature of our services translates into an attractive return on invested capital for our franchisees. Our centers require a modest upfront investment cost and follow a highly predictable maturation curve that is consistent across cohorts and geographies.

We are intentionally shifting toward a larger mix of multi-unit development agreements as we grow our footprint, which will allow for consistent and efficient growth as we continue to scale.

Franchise Agreements

For each of our franchisees, we enter into a franchise agreement stipulating a standard set of terms and conditions. The initial term of a franchise agreement is generally ten years, with the option to renew their agreements at expiration (ten-year renewal option). All proposed new center sites require formal approval from us. Franchisees pay us an initial franchise license fee and franchise royalties typically based on a percentage of gross sales less the sale of retail products. Franchisees also make contributions to our centralized marketing fund based on a percentage of gross sales less the sale of retail products.

Our franchise agreements set forth the requirements franchisees must comply with, including, but not limited to, our standard operational policies and procedures that govern the provision of services and use of suppliers and require franchisees to purchase specified products from us and/or designated suppliers. Franchisees are required to conform to our established operational policies and procedures relating to, among other things, quality of service, training, center design and décor and trademark usage. Outside of these operational policies and procedures, we do not control the day-to-day operations of franchised centers, including, but not limited to, employment, benefits and wage determination, establishing prices to charge for products and services, business hours, personnel management and capital expenditure decisions. However, the franchise agreements afford us, as franchisor, certain rights, including, but not limited to, the right to approve locations, suppliers and the sale of a franchise. Additionally, our field personnel make periodic visits to franchised centers to ensure that they are operating in conformity with the operational policies and procedures for our franchising program. All of the rights afforded to us with regard to franchised operations allow us to protect our brand, but do not allow us to control the day-to-day operations of franchised centers or make decisions that have a significant impact on the success of franchised centers.

Franchise Support Services

We enjoy a strong partnership with our franchisees. To support their collective and individual success, we provide our franchisees with meaningful support services including pre-opening support, guest experience support, and ongoing back-end support.

Pre-opening support:

•
Site selection and approval: we work in partnership with our franchisees to ensure prospective new center locations are adequately vetted ahead of any initial investment. Each franchisee is responsible for selecting a location but must ultimately obtain approval from us.
•
Other pre-opening support: we conduct business reviews with each franchisee eight weeks prior to new center openings to ensure construction activities are in sync with recruitment plans, training programs and all other pre-opening marketing activities to ensure each center is best positioned to open successfully and build momentum.

Guest experience support:

•
Wax training: we require an intensive six-day training program for all new wax specialists as well as continued learning requirements to keep all wax specialists performing at the consistent, high-quality standards for which we are known. Training is conducted by a corporate or peer trainer both in-person as well as virtually. Franchisees also appoint in-house trainers who are expected to maintain an ongoing training system for wax specialists within each center.
•
Hygiene protocols: our health and safety standards were industry-leading even before the COVID-19 pandemic and continue to be industry-leading. We engage with independent safety experts to ensure our continued leadership and to ensure our centers remain best-in-class from a hygiene standard.

Ongoing support:

•
Marketing and consumer insights: our centralized marketing strategy, funded by contributions from our franchisees based on a percentage of gross sales, net of retail product sales, as defined in the franchise agreement, allows us to leverage our scale in media buying and utilize our proprietary guest insights to maximize brand awareness and consideration.
•
Uniform Point-of-Sales System: we leverage a consistent Point-of-Sales system across our entire network which is easy to adopt and results in a streamlined approach to ongoing technical support for our franchisees.
•
Procurement and supply chain: our operating leverage and our scale allows us to procure the highest quality products at lower prices than smaller independent waxing-focused operators benefiting our franchisees.
•
Performance management: our team of Franchise Business Consultants works closely with our franchisees across regional territories with ongoing managerial support including: monthly business reviews, per-center brand health and voice-of-customer measurement and additional one-on-one support as needed.

These support services allow our franchisees to focus on the day-to-day operations of their centers and to provide high-quality services that our guests have come to associate with our brand. We also participate in a Brand Advisory council, through which we collect continuous feedback from our franchisees to enhance our offering, business model and support services, and to ensure that our franchisees have an open channel of communication with us.

Franchise Unit-Level Economics

A European Wax Center location typically reaches maturity in year five of operations, at which point a center generates on average $1.0 million in revenue and annual cash-on-cash returns in excess of 60%. A typical franchisee initially invests approximately $356,000 when opening a new center (excluding real estate purchase or lease costs, pre-opening expenses and initial working capital investment), with ongoing fees that are determined by the service sales of each center. These ongoing fees include royalty and marketing fund contributions, which are 6% and 3% of service sales, respectively. Our centers follow a highly predictable maturation curve once open that is consistent across cohorts and geographies, with an average unit volume of $0.7 million and double-digit EBITDA margins already in year two of operations.

Competition

The OOH waxing industry is highly fragmented with more than 10,000 independent waxing operators and almost 100,000 beauty salons that provide waxing as a small part of their broader service offerings. Within OOH waxing, we compete with independent waxing operators, beauty salons, beauty parlors, health clubs, spas, beauty supply stores and other independently owned companies. We believe that we compete favorably on the basis of a number of factors, including the quality of our services, the trustworthiness of our brand, our best-in-class hygiene standards, convenience, accessibility, guest experience and the depth of our experience as experts within OOH waxing.

We also compete with other types of hair removal alternatives, including laser hair removal, sugaring, threading, as well as in-home solutions, such as shaving, chemical-based creams, epilators, at-home laser hair removal and at-home waxing. OOH laser hair removal is a semi-permanent solution that is significantly more expensive than OOH waxing and presents potential safety risks. Sugaring and threading are both less effective options than OOH waxing and have not been widely adopted among consumers. At-home shaving lasts for a significantly shorter time than waxing, and other at-home solutions are frequently viewed as less effective, messier, more painful and more time-consuming than OOH services administered by highly-trained specialists.

We also compete with other franchisors on the basis of the expected return on investment for franchisees and the value proposition that we offer them. We compete to sell franchises to potential franchisees who may choose to purchase franchises from other service providers in other markets.

Suppliers and Distributors

To preserve brand integrity and consistency, we require our franchisees to purchase products related to the operation of their franchised centers, including our wax and branded skin care products, either from us, our affiliates or approved suppliers. We maintain strong, longstanding relationships with our suppliers to ensure market competitiveness and reliability in our supply chain. We leverage our sizeable spend to obtain favorable terms from our suppliers and to provide competitive prices to our franchisees, thus improving profitability and providing a considerable advantage over competitors that lack our scale. We believe that as our business continues to grow, our scale will continue to drive increased procurement benefits across our business.

Our products are manufactured by market leaders, and we partner with two overseas suppliers with multiple facilities in Spain and France to source our wax and one supplier to source our branded retail products. We currently have a long-term contract with only one of our wax suppliers. Our manufacturing partners arrange for delivery of products either to one of the three third-party distribution centers that supply our centers or directly to our franchised and corporate-owned centers.

We typically keep three to six months of wax inventory at three third party distribution centers to sustain system-wide supply and protect against shortfalls that could arise from unforeseen market unavailability. These three distribution centers are located in Pennsylvania, Tennessee, and Nevada to provide optimal distribution capability for us to meet the demands from centers throughout the United States. We believe that the existing supply chain we have in place is sufficient to support our future growth.

Information & Technology Systems

We utilize our information technology infrastructure to facilitate data-driven management decisions. Across our franchise system, we use a fully integrated platform that helps franchisees with reporting, marketing, operations, guest service and center management. Our technology platform gives management access to key reporting metrics across our network, providing comprehensive insight into system health. In addition, we recently rolled out a new point of sale system that uses cloud-based technology to process and store information.

Governmental Regulation

Our operations are subject to numerous federal, state, local and municipal laws and regulations in the United States in areas such as consumer protection, occupational licensing, environmental protection, data privacy, labor and employment, tax, permitting, and other laws and regulations. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training and business conduct.

We, as a franchisor, are subject to various federal and state laws, and the Federal Trade Commission (the “FTC”) regulates our franchising activities in the United States. The FTC requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Fourteen states require registration and, together with at least one other state, require specific disclosure in connection with franchise offers and sales, and at least twenty states and U.S. territories have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of these agreements.

We are not aware of any federal, state, local, municipal or other laws or regulations that are likely to materially alter or impact our revenues, cash flow or competitive positions, or result in any material capital expenditures. However, we cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation or regulations or the future interpretation of any existing laws, including any newly enacted laws, that may impact us or our franchisees.

Human Capital

As of December 25, 2021, we employed approximately 111 full-time employees, including approximately five full-time employees at corporate-owned centers. We also employ approximately 76 part-time associates. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy is one of our core values. We provide employees the opportunity to grow and to be rewarded based on results.

To ensure the safety of our and our franchisees’ employees during the COVID-19 pandemic, we refined our in-center atmosphere to allow for contactless check-in at all centers and elevated our hygiene standards at all centers. We sanitize all wax suites with disinfectant wipes after each guest’s visit and require our franchisees to carry an inventory of gloves, face masks and other personal protective equipment.

Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of European Wax Center, Inc. or EWC Ventures.

Intellectual Property

Our trademarks are important to our marketing efforts and conduct of business. We own or have the rights to use certain trademarks, service marks and trade names that are registered or for which registration applications are pending with the U.S. Patent and Trademark Office or exist under common law in the United States. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to EUROPEAN WAX CENTER®, EWC®, STRUT 365®, WAX PASS® and COMFORT WAX®. We also own domain names, including our primary domain “www.waxcenter.com.”

Seasonality

Seasonal changes may moderately impact the demand for our waxing services. For example, our guests may come to our centers more frequently in the summer months and during the November to December holiday season.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our website. Our Internet address is www.waxcenter.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

In addition to our website, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including those described below. You should consider and carefully read all the risks and uncertainties described below, together with all the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making an investment decision. The risks described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. In such case, the trading price of our Class A common stock could decline.

SUMMARY RISK FACTORS

The following is a summary of some of the significant risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, cash flows and the market price of our common stock. You should read this summary together with the more detailed description of these and other risk factors contained below.

Risks Relating to Our Business

•
Our business is affected by the financial results of our franchisees.
•
If our franchisees are unable to successfully enter new markets, select appropriate sites for new centers or open new centers, our growth strategy may not succeed.
•
Our success depends on the effectiveness of our marketing and advertising programs and the active participation of franchisees in such marketing and promotional activities.
•
Franchisees could take actions that could harm our brand, including failing to comply with their franchise agreements and policies, and adversely affect our business.
•
Our and our franchisees’ centers may be unable to attract and retain guests, which would materially and adversely affect our business, results of operations and financial condition.
•
Increased use of social media may adversely impact our reputation and adversely affect sales and operating results.
•
The high level of competition we face could materially and adversely affect our business.
•
Our ability to improve our financial performance depends on our ability to anticipate and respond to market trends and changes in consumer preferences.
•
Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.
•
Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.
•
If our technology-based guest services systems do not function effectively, our operating results could be materially adversely affected.
•
We are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology could impair our ability to efficiently operate our business.
•
The occurrence of cyber-incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.
•
If we fail to properly maintain the confidentiality and integrity of our data, including guest credit card, debit card and, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.
•
We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.
•
We are subject to a number of risks related to ACH, credit card, debit card, and digital payment options it accepts.
•
Changing regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brands in a manner that adversely affects our business.
•
Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.
•
Our 2026 Credit Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.

Risks Relating to the Franchisees

•
Nearly all of our centers are owned and operated by franchisees and, as a result, we are highly dependent upon our franchisees.
•
It is important for us and our franchisees to attract, train, and retain talented wax specialists and managers.

•
Franchisees are operating entities exposed to risk.
•
Changes in labor costs, other operating costs, such as commodity costs, interest rates and inflation could adversely affect our results of operations.
•
We may not be able to retain franchisees or maintain the quality of existing franchisees.
•
Our center development plans under development agreements may not be implemented effectively by franchisees.

Risks Relating to our Suppliers and Distributors

•
We depend on a limited number of key suppliers, including international suppliers, to deliver high-quality products at prices similar to historical levels.
•
Changes in supply costs could adversely affect our results of operations.
•
Decreases in our product sourcing revenue could adversely affect our results of operations.
•
Supply chain shortages and interruptions could adversely affect our business.
•
Operational failure at one of the distribution centers that supply our centers would impact our ability to distribute products.

Risks Relating to Intellectual Property

•
Our success and the success of our franchisees depends on the adequate protection of our intellectual property and litigation to enforce our intellectual property rights may be costly.
•
If we are unable to adequately protect our intellectual property, the strength of our brand may be weakened, and our business could be harmed significantly.
•
If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.

Risks Relating to Our Organization and Structure

•
We are a holding company and our principal asset is our 58.0% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement and cover other expenses, including our corporate and other overhead expenses.
•
Our organizational structure, including the TRA, confers certain benefits upon the EWC Ventures Pre-IPO Members that do not benefit holders of our Class A common stock (other than the EWC Ventures Pre-IPO Members) to the same extent that it benefits the EWC Ventures Pre-IPO Members.
•
The General Atlantic Equityholders, whose interests in our business may be different than yours, hold a significant percentage of the combined voting power of our common stock and certain statutory provisions afforded to stockholders are not applicable to us.

Risks Relating to our Class A Common Stock

•
Our stock price may be volatile, and the value of our Class A common stock may decline.
•
We cannot predict the effect our dual-class structure may have on the market price of our Class A common stock.
•
Substantial future sales of shares of our Class A common stock in the public market could cause our stock price to fall.
•
Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations and stock price.
•
Certain of our key operating metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in our metrics or the underlying data may cause a loss of investor confidence in such metrics and the market price of our Class A common stock may decline.
•
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

Risks Relating to Our Business

Our business is affected by the financial results of our franchisees.

A substantial portion of our revenue comes from royalties generated by, and sales of wax and retail products to, our franchised centers. Accordingly, our business is impacted by the operational and financial success of our franchisees, including the franchisees’ implementation of our strategic plans and their ability to secure adequate financing. The employees of franchisees are not our employees. We provide training and support to franchisees, but the quality of franchised center operations may be diminished by a number of factors beyond our control. Consequently, franchisees may not successfully operate centers in a manner consistent with our standards and requirements or may not hire and train qualified managers and other center personnel. If they do not, our image and reputation may suffer, and revenues could decline.

Additionally, if our franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, our revenues may decline, and we may need to offer extended payment terms or make other concessions. Additionally, refusal on the part of franchisees to renew their franchise agreements may result in decreased payments from franchisees. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.

Furthermore, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the applicable bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection. See “—Nearly all of our centers are owned and operated by franchisees and, as a result, we are highly dependent upon our franchisees.”

If our franchisees are unable to successfully enter new markets, select appropriate sites for new centers or open new centers, our growth strategy may not succeed.

Our growth strategy includes entering into franchise agreements and development agreements with franchisees who will open additional centers in markets where there are either an insufficient number or relatively few or no existing centers. We rely heavily on these franchisees and developers to grow our franchise systems, and there can be no assurance that we will be able to successfully expand or acquire critical market presence for our brands in new geographical markets in the United States. Consumer characteristics and competition in new markets may differ substantially from those in the markets where we currently operate. Additionally, we may be unable to identify qualified franchisees, develop brand recognition, successfully market our products or attract new guests in such markets and our franchisees may be unable to identify appropriate locations in such markets. See “—Our center development plans under development agreements may not be implemented effectively by franchisees” herein.

Our franchisees face many other challenges in opening additional centers, including:

•
availability of financing on acceptable terms;
•
selection and availability of and competition for suitable center locations;
•
negotiation of acceptable lease terms;
•
securing required applicable governmental permits and approvals;
•
impact of natural disasters and other acts of nature and terrorist acts or political instability;
•
availability of franchise territories not prohibited by the territorial exclusivity provisions of existing franchisees;
•
employment, training and retention of qualified personnel;
•
exposure to liabilities arising out of sellers’ prior operations of acquired centers;
•
incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases; and
•
general economic and business conditions.

Should our franchisees not succeed in opening additional centers or improving existing centers, there may be adverse impacts to our growth strategy and to our ability to generate additional profits, which in turn could materially and adversely affect our business and results of operations.

A component of our business strategy includes the construction of additional centers and the renovation and build-out of existing centers by our franchisees, and a significant portion of the growth in our franchisees’ sales and profit margins will depend on growth in comparable sales for our centers. Our franchisees face competition from other operators, retail chains, companies, and developers for desirable center locations, which may adversely affect the cost, implementation, and timing of our franchisees’ expansion plans. If our franchisees experience delays in the construction or remodeling processes, they may be unable to complete such activities at the planned cost, which could adversely affect our franchisees’ business and results of operations. Additionally, our franchisees cannot guarantee that such remodeling will increase the revenues generated by these centers or that any such increases will be sustainable. Likewise, our franchisees cannot be sure that the sites they select for additional centers will result in centers that meet sales expectations. Our franchisees’ failure to add a significant number of additional centers or grow comparable sales for our centers could materially and adversely affect our business and results of operations.

In particular, because nearly all of the development of additional centers is likely to be funded by franchisee investment, our growth strategy is dependent on our existing and prospective franchisees’ ability to access funds to finance such development. We do not generally provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. In addition, labor and material costs expended will vary by geographical location and are subject to general price increases. The timing of these improvements can affect the performance of a center, particularly if the improvements require the relevant center to be closed. If our existing and prospective franchisees are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of additional centers. In addition, our growth strategy may take longer to implement and may not be as successful as expected. Both of these factors could reduce our competitiveness and future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

Furthermore, the ability of our franchisees to enter new markets and grow our business may not be indicative of future growth. Our various business strategies and initiatives, including our growth of franchisees, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The historic conversion rate of signed commitments to new franchised centers may not be indicative of the conversion rates we will experience in the future.

Our success depends on the effectiveness of our marketing and advertising programs and the active participation of franchisees in such marketing and promotional activities.

Brand marketing and advertising significantly affect sales at our centers. Our marketing and advertising programs may not be successful, which may prevent us from attracting new guests and retaining existing guests. We rely heavily on the active participation of our franchisees for the implementation of marketing initiatives to be successful. Our inability to mandate franchisees to participate in marketing and promotional activities or our franchisees’ inability to successfully implement these initiatives could adversely affect our business results. Also, because many of the franchisees are contractually obligated to pay advertising fees based on a percentage of their service revenues, our advertising budget depends on sales volumes at these centers. While we and certain of our franchisees have sometimes voluntarily provided additional funds for advertising in the past, we are not legally obligated to make such voluntary contributions or loan money to pay for advertising. If sales decline, we will have fewer funds available for marketing and advertising, which could materially and adversely affect our revenues, business and results of operations.

As part of our marketing efforts, we rely on traditional, social and digital advertising, as well as search engine marketing, web advertisements, social media platforms and other digital marketing to attract and retain guests. These efforts may not be successful, resulting in expenses incurred without the benefit of higher revenues or increased employee or guest engagement. A failure to sufficiently innovate, develop guest relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain our brand relevance and drive increased sales. Guests are increasingly using internet sites and social media to inform their purchasing decisions and to compare prices, product assortment, and feedback from other guests about quality, responsiveness and guest service before purchasing our services and products. If we are unable to continue to develop successful marketing and advertising strategies, especially for online and social media platforms, or if our competitors develop more effective strategies, we could lose guests and sales could decline. In addition, a variety of risks are associated with the use of social media and digital marketing, including the improper disclosure of proprietary information, negative comments about or negative incidents regarding us, exposure of personally identifiable information, fraud or out-of-date information. The inappropriate use of social media and digital marketing vehicles by us, our franchisees, our guests, employees or others could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. Many social media platforms immediately publish the content, videos and/or photographs created or uploaded by their subscribers and participants, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of negative information related to our brands could harm our business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. The occurrence of any such developments could have an adverse effect on our business results and on our profits.

Franchisees could take actions that could harm our brand, including failing to comply with their franchise agreements and policies, and adversely affect our business.

Franchisees are contractually obligated to operate their centers for the contractual terms and in accordance with the standards set forth in the franchise agreements, including specified service and product quality standards and other requirements, in order to protect our brand and to optimize its performance.

However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their centers. As a result, the ultimate success and quality of any franchised center rests with the franchisee. If franchisees provide substandard services, receive through the supply chain defective products or do not successfully operate centers for the contractual terms and in a manner consistent with required standards, franchise royalty payments to us will be adversely affected and our image and reputation could be harmed, which in turn could hurt our revenues, results of operations, business and financial condition.

In addition, we may be unable to successfully implement our business model, company policies, or brand development strategies that we believe are necessary for further growth if franchisees do not participate in that implementation. Our revenues, results of operations, business and financial condition could be adversely affected if a significant number of franchisees do not participate in brand strategies.

Our and our franchisees’ centers may be unable to attract and retain guests, which would materially and adversely affect our business, results of operations and financial condition.

Our target market is people seeking regular out-of-home waxing services who consider waxing services a meaningful component of their personal-care and beauty regimens. Our and our franchisees’ marketing efforts may not be successful in developing repeat guests and guest levels may materially decline over time. In addition, we experience attrition and must continually engage existing guests and attract new guests in order to maintain profitability. Some of the factors that could lead to a decline in guest retention include changing desires and behaviors of consumers or their perception of our brand, changes in discretionary spending trends and general economic conditions, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, direct and indirect competition in our industry, and a decline in the public’s interest in waxing services or personal-care, among other factors.

Furthermore, the success of our business depends in part on our and our franchisees’ ability to grow the number of our Wax Pass holders. Our Wax Pass program drives guest loyalty and provides valuable data and insights on our core guests, without which it may be difficult for us to adapt to changing guest preferences or predict market trends. If we and our franchisees are not successful in optimizing prices or in adding new Wax Pass holders in new and existing centers, growth in program fees may suffer. Any decrease in our guest attraction or retention levels or average program fees, or increase in program costs, may adversely impact our results of operations and financial condition.

Increased use of social media may adversely impact our reputation and adversely affect sales and operating results.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites and other forms of digital communications, and the influence of social media influencers in the personal-care and beauty products industry, that allow individuals access to a broad audience of consumers and other persons, including to our guests. Events reported in the media, including social media, whether or not accurate or involving European Wax Center, could create and/or amplify negative publicity for us or for the industry or market segments in which we operate. Social media, mobile and other emergent forms of communications can be used to spread negative publicity rapidly and with greater scope and give users the ability to organize collective actions more effectively, such as boycotts and other brand-damaging events. Negative comments, whether or not accurate, may be disseminated via social media relating not only to our business but to actions taken, or not taken, with respect to social, environmental and community outreach issues and initiatives. Many, if not all, social media platforms immediately publish their participants’ posts, often without filters or checks on the accuracy of the content posted. This could hamper our ability to correct misrepresentations timely or respond effectively to negative publicity. Any failure to respond quickly and effectively to negative or potentially damaging social media content, especially if it goes “viral”, regardless of the content’s accuracy, could damage our reputation, which in turn could harm our business, prospects, financial condition and results of operations. These and other types of social media risks could reduce demand for our services and result in a decrease in guest traffic to our corporate and franchisee locations as consumers shift their preferences to competitors. A decrease in guest traffic to our corporate and franchisee locations as a result of negative publicity created or amplified by social media could result in a decline in sales and operating results. Social media risks could also arise from corporate or franchisee employees, personnel, spokespeople, or other representatives not following defined policies for the use of social media during business operations, or actions taken by our employees, personnel, spokespeople, or other individuals associated, or perceived to be associated with, us, including during personal or other activities outside of their employment or engagement, but which could damage the perception or reputation of our brand.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. For example, we maintain Facebook, Twitter, Instagram, Pinterest, YouTube, LinkedIn and TikTok accounts. In addition, we have agreements with a variety of industry influencers, and we feature industry influencers in our advertising and marketing efforts and may include them in some of our branding and we may be unable to fully control such influencers’ efforts. Further, many industry influencers use our products and feature our products through their own platforms. Actions taken by these individuals could harm our brand image, net revenues, profitability and may subject us to fines or other penalties. The availability of these platforms may make it easier for smaller competitors to compete with us. These efforts may not be successful, and pose a variety of other risks, including the improper disclosure of proprietary information, the posting of negative comments about us, respectively, exposure of personally identifiable information, fraud or use of out of date information, hoaxes, or malicious dissemination of false information. The inappropriate use of social media vehicles by franchisees, guests, spokespeople, or employees could increase costs incurred by us, lead to litigation or result in negative publicity that could damage our reputation. In addition, laws, regulations and enforcement actions, including by the U.S. Federal Trade Commission (“FTC”), rapidly evolve to govern social media platforms and communications. The failure by us, our personnel, our Franchisees, its spokespeople and brand ambassadors or third parties acting at its direction to abide by applicable laws and regulations in the use of social media could adversely impact our brand, reputation, financial condition and results of operations or subject us to fines or other penalties. The occurrence of any such developments could have an adverse effect on business results.

The growing prevalence and importance of social media platforms, behavioral advertising, and mobile technology also pose challenges and risks for our marketing, advertising, and promotional strategies; and failure to effectively use and gain traction on these platforms or technologies could cause our advertising to be less effective than its competitors. Negative commentary regarding us or the products we sell may be posted on social media platforms or other electronic means at any time and may be adverse to our reputation or business. Guests value readily available information and often act on such information without further investigation and without regard to its accuracy. Any harm to us or the products we sell may be immediate without allowing it an opportunity for redress or correction.

In addition, a failure of us, our employees, our franchisees or third parties acting at our direction to abide by applicable laws and regulations in the use of social media could adversely impact our brand, reputation, marketing partners, financial condition, and results of operations or subject us or our franchisees to fines or other penalties. Other risks associated with the use of social media include improper disclosure of proprietary information, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

The high level of competition we face could materially and adversely affect our business.

We compete with more than 10,000 independent waxing operators and almost 100,000 beauty salons that provide waxing as a small part of their broader service offerings. Within OOH waxing, we compete with independent waxing operators, beauty salons, beauty parlors, health clubs, spas, beauty supply stores and other independently owned companies. We also compete with other types of hair removal alternatives, including laser hair removal, sugaring, threading, as well as in-home solutions, such as shaving, chemical-based creams, epilators, at-home laser hair removal and at-home waxing. We may not be able to compete effectively in the markets in which we operate. Competitors may attempt to copy our business model, or portions thereof, which could erode our market share and brand recognition and impair our growth rate and profitability. Competitors, including companies that are larger and have greater resources than us, may compete with us to attract guests in our markets. Luxury personal-care companies may attempt to enter our market by lowering prices or creating lower price brand alternatives. Furthermore, due to the increased number of low-cost and independently owned waxing alternatives, we may face increased competition if we increase our price or if discretionary spending declines. This competition may limit our ability to attract and retain existing guests and Wax Pass holders and our ability to attract new guests and Wax Pass holders. Such increase in competition, in each case, could materially and adversely affect our results of operations and financial condition.

In addition, we compete with other franchisors to attract and retain qualified franchisees. The inability to attract and retain qualified franchisees could impact payments under the franchise documents and could have a material adverse effect on our business and results of operations. See “—We may not be able to retain franchisees or maintain the quality of existing franchisees.”

Our ability to improve our financial performance depends on our ability to anticipate and respond to market trends and changes in consumer preferences.

Our ability to improve our financial performance depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for waxing and related personal-care services and products. We must continually work to develop, produce and market new services and products, maintain and enhance the recognition of our brand, achieve a favorable mix of services and products, and refine our approach as to how and where we market and sell our services and products. Consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly depending on factors outside our control, including general economic conditions, unemployment rates, wage levels and disposable income levels. It is also possible that competitors could introduce new products and services that negatively impact consumer preference for our business model, or that consumers could prefer hair removal services, such as less costly laser hair removal options or more effective at-home hair removal options than are currently available, that do not align with our business model or compete with us. In addition, certain market trends may be short-lived. There can be no assurance that we will be able to anticipate and respond to trends timely and effectively in the market for waxing and related personal-care services and products and changing consumer demands and improve our financial results.

Furthermore, material shifts or decreases in market demand for our services and products, including as a result of changes in consumer spending patterns and preferences or incorrect forecasting of market demand, could result in us carrying inventory that cannot be used by our wax specialists or sold at anticipated prices or increased product returns by our guests. Failure to maintain proper inventory levels or increased product returns by our franchisees could result in a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide centers. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. These changes may need to be implemented quickly. Our inability to implement and maintain such systems and controls, including to accurately report our data, could harm consumer confidence in our reporting and adversely affect our business. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ centers is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2021, our franchisees opened 61 centers, compared to 52 centers in 2020 and 42 centers in 2019. Our failure to successfully execute on our planned expansion of centers could materially and adversely affect our results of operations and financial condition.

Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.

The success of our business depends on the contributions of key executives and senior management. The departure of key executives or senior management could have a material adverse effect on our business and long-term strategic plan. We have a succession plan that includes short-term and long-term planning elements intended to allow us to successfully continue operations should any of our key executives or senior management become unavailable to serve in their respective roles. However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team. Any lack of management continuity could adversely affect our ability to successfully manage our business and execute our growth strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult.

If our technology-based guest services systems do not function effectively, our operating results could be materially adversely affected.

Our guests are increasingly using tablets and smart phones to interact with us before, during, and after their visits as a means to enhance their experience. Our mobile app allows our guests to schedule their visits and facilitates a contactless experience with self-check-in. Any failure on our part to provide an attractive, effective, reliable, and user-friendly digital platform that continually meets the changing expectations of our guests could place us at a competitive disadvantage, result in the loss of sales, harm our reputation with our guests and could have a material adverse impact on our business and results of operations. If we fail to implement changes to our mobile app in response to rapidly developing technology, fail to maintain a relevant consumer experience in understanding and interacting with our mobile app or fail to effectively respond to telecommunications disruptions, including disruptions to the operations of third-party software providers upon whom we rely, our operating results could be materially and adversely affected.

Furthermore, we continue to invest in digital platforms to deliver new digital experiences that provide better services and value to our franchisees. If we move to a different partner to develop and maintain such platforms, or if the current partner's ability to provide its services is impaired, our operations could increasingly be interrupted. The digital platforms are built on commercial cloud computing platforms and future digital services we may offer could also be sourced from third-party platforms. These solutions depend on the internet, internet providers, and cloud computing providers to deliver ongoing services, the interruption of which could disrupt our operations. Disruption to the aforementioned solutions and/or services could adversely impact the products and services we offer to our guests and affect our guest sales and retention.

We are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology could impair our ability to efficiently operate our business.

We and our franchised centers are dependent upon our computer systems and other information technology to properly conduct our business, including, but not limited to, point-of-sale processing in our centers, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. See “—We do not own certain software that is used in operating our business” herein. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these information technology systems. The failure of these systems to operate effectively, an interruption, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our centers or a breach in security of any of these systems could result in loss of sales and franchise royalty payments, cause delays in guest service, result in the loss of data, create exposure to litigation and government investigation, reduce efficiency, cause delays in operations or otherwise harm our business. Significant capital investments might be required to remediate any problems and to maintain and continue to update our information technology over time. Any security breach involving any of our point-of-sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud or breaches of data security laws. Also, despite our considerable efforts to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information.

A future security breach of our computer systems or information technology could require us to notify our guests, employees or other groups, result in adverse publicity, loss of sales and profits, could materially affect our operations, financial condition and performance and could result in penalties or other costs that could adversely affect the operation of our business and results of operations.

The occurrence of cyber-incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include an unauthorized party gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about our guests, franchisees, our company, vendors or employees. As our reliance on technology has increased, especially in light of an increase in work-from-home arrangements due to the novel coronavirus COVID-19 ("COVID-19") pandemic, so have the risks posed to our systems, both internal and those we have outsourced. The company has been subject to attempted cyber-attacks in the past and may continue to be subject to such attacks in the future. Such attacks have become more common, and many companies have recently experienced serious cyber incidents and breaches of their information technology systems. We could also be subject to negative impacts to our business caused by cyber incidents relating to our third-party service providers. A successful cyber-attack or other cyber-incident experienced by us or our service providers could cause an interruption of our operations, could damage our relationship with franchisees, and could result in the exposure of private or confidential data, potentially resulting in litigation or government investigation. In addition to maintaining insurance coverage to address cyber-incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as our increased awareness of a risk of a cyber-incident, do not guarantee that our reputation and financial results will not be adversely affected by any incident or event that occurs.

Because our centers accept electronic forms of payment from our guests, our business requires the collection of guest data, including credit and debit card numbers and other personally-identifiable information in various information systems that we and our franchisees then transfer to third parties with whom we contract to provide credit card processing services. We also maintain important internal company data, such as personally-identifiable information about our employees, franchisees and guests and information relating to our operations. Our use of personally-identifiable information is regulated by federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. A cyber-incident could also require us to notify law enforcement agencies, our guests, employees or other groups, result in fines or require us to incur expenditures in connection with remediation, require us to pay increased fees to third parties, result in adverse publicity, loss of sales and profits, or require us to incur other costs, any of which could adversely affect the operation of our business and results of our operations.

Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers, as well as franchisees’ third-party service providers, to protect computer equipment and systems against damage from theft, fire, power loss, telecommunications failure, and other catastrophic or unanticipated events, as well as internal and external security incidents, viruses, denial-of-service attacks, phishing attacks, ransomware attacks, and other intentional or unintentional disruptions. Because some of these systems are provided by third parties, their continued availability on acceptable terms cannot be assured. The failure of these systems to remain available or operate effectively, including stemming from maintenance problems, upgrading, replacing, or transitioning to new platforms, a compromise in security, or other unanticipated problems, could result in interruptions to or delays in our and our franchisees’ operations or other costly or disruptive remediation activities. Our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage, or other unanticipated problems could result in lengthy interruptions in service. In addition, the implementation of technology changes and upgrades to maintain and upgrade its systems, errors or vulnerabilities in its systems, or damage to or failure of its systems, could result in interruptions in our and our franchisees’ services and non-compliance with certain laws or regulations, which could reduce sales, revenues, profits, and damage our business and brand.

If we fail to properly maintain the confidentiality and integrity of our data, including guest credit card, debit card and, bank account information and other personally identifiable information, our reputation and business could be materially and adversely affected.

In the ordinary course of business, we and our franchisees handle certain forms of highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. See “The occurrence of cyber-incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business” herein. In addition, we offer a mobile application and rewards program that allows our guests to schedule their visits and facilitates a contactless experience with self-check-in, which may in the future track other personal information. Some of this data is highly sensitive in nature and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees, and others. The integrity and protection of guest, prospective guest and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. See “The occurrence of cyber-incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business” herein. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, We, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business.

Additionally, the handling of personally identifiable information by us, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, the National Automated Clearing House Association, and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our franchisees’ databases or those of our third-party service providers. Non-compliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on us and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we would be likely to suffer.

We and our franchisees rely heavily on information systems, and any material failure, interruption or weakness may prevent us from effectively operating our business and damage our reputation.

We and our franchisees increasingly rely on information systems, including point-of-sale processing systems in our centers and other information systems managed by third parties, to interact with our franchisees and guests and collect, maintain and handle guest information, billing information and other personally identifiable information, including for the operation of our centers, collection of cash, legal and regulatory compliance, management of its supply chain, accounting, staffing, payment of obligations, credit and debit card transactions and other processes and procedures. To process payments by our guests, we use a commercially available third-party point-of-sale system. Unforeseen issues, such as bugs, data inconsistencies, outages, changes in business processes, and other interruptions with such point-of-sale system in the past have had, and could have an adverse impact on our business in the future. Additionally, if we move to different third-party systems, or otherwise significantly modifies the point-of-sale system, our operations could be interrupted. Our ability to efficiently and effectively manage our franchisees and corporate-owned centers depends significantly on the reliability and capacity of these systems, and any potential failure of these third parties to provide quality uninterrupted service is beyond our control.

Our and our franchisees’ operations depend upon our ability, and the ability of our franchisees and third-party service providers (as well as their third-party service providers), to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security incidents, viruses, denial-of-service attacks and other disruptions. The failure of these systems to operate effectively, stemming from maintenance problems, existing systems becoming obsolete, upgrading or transitioning to new platforms, expanding our systems as it grows, a compromise in security or other unanticipated problems could result in interruptions to or delays in our business and guest service and reduce efficiency in its operations. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected.

We are subject to a number of risks related to ACH, credit card, debit card, and digital payment options it accepts.

We and our franchisees accept payments through credit card, debit card and digital payment transactions. For such transactions, we and our franchisees pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices it charges for its products or services, which could cause us to lose guests or suffer an increase in its operating expenses, either of which could harm its operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our guest satisfaction and could cause one or more of the major credit card or digital payment companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we and our franchisees do not automatically charge its guests’ bank accounts, credit cards, debit cards or digital payment provider on a timely basis or at all, we could lose revenue, which would harm our operating results.

If we fail to adequately control fraudulent credit card, debit card and digital payment transactions, we may face civil liability, diminished public perception of its security measures and significantly higher credit card, debit card and digital payment related costs, each of which could adversely affect our business, financial condition and results of operations. The termination of our ability to process payments through credit card, debit card or digital payment transactions would significantly impair our ability to operate our business.

As consumer behavior shifts to use more modern forms of payment, there may be an increased reluctance to use credit cards or debit cards for point of sale transactions which could result in decreased revenues as consumers choose to give their business to competition with more convenient forms of payment. We may need to expand our information systems to support newer and emerging forms of payment methods, which may be time-consuming and expensive, and may not realize a return on its investment.

Changing regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brands in a manner that adversely affects our business.

The jurisdictions in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This includes increased privacy related legislative and enforcement activity at both the federal level and the state level, including the implementation of the California Consumer Protection Act (the “CCPA”), which came into effect in January 2020, the California Privacy Rights Act (the “CPRA”) which will take effect on January 1, 2023, as well as other state data privacy and breach notification laws. The CCPA broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA expands upon the CCPA by creating additional obligations relating to personal information and establishing a new enforcement agency dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CPRA have recently passed in Virginia and Colorado, and it is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. We, our affiliated entities and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the CCPA, the CPRA, and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws. We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the CCPA, the CPRA and other Privacy and Data Protection Laws becomes available. In addition to the foregoing, governments or other regulatory agencies may propose additional standards that apply to the protection of customer and company information, and our systems may be unable to satisfy changing industry security requirements, applicable regulations or employee and guest expectations without significant additional capital investments or time, which could have a material adverse effect on our business and results of operations.

We and our franchisees are required to comply with the Payment Card Industry Data Security Standards (“PCI-DSS”) and card association operating rules. Due to the number of credit card transactions processed by us and our franchisees, we are required to submit an annual Report on Compliance validating our ability to satisfy the PCI DSS. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be subject to fines and assessments or lose our ability to accept credit or debit card payments from our consumers. Any failure to comply with the PCI DSS or other payment card brand requirements could significantly harm our brand, reputation, business, and results of operations. Franchisees are separate businesses, and therefore are subject to different requirements for documenting PCI compliance, any failure by them to maintain their required level of PCI compliance could result in loss of personally identifiable information of guests, harm our reputation and result in loss of future revenue. All of these implications could adversely affect our revenues, results of operations or business and financial condition.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

On August 9, 2021, we entered into a credit agreement (the “2026 Credit Agreement”) consisting of a $180.0 million term loan (the “2026 Term Loan”) and a $40.0 million revolving credit facility (the “2026 Revolving Credit Facility”). As of December 25, 2021, we had $180.0 million of outstanding borrowings under the 2026 Term Loan and no outstanding borrowings under the 2026 Revolving Credit Facility. We have also announced our intention to enter into a whole business securitization where we will issue $400.0 million principal amount of senior fixed-rate term notes and repay amounts outstanding under the 2026 Credit Agreement. We will also issue $40.0 million principal amount of variable funding notes, which we do not expect to draw as of the closing of the transaction. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We cannot assure you that our business will be able to generate sufficient levels of cash or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. In addition, our indebtedness under the 2026 Credit Agreement bears and the variable funding notes under our planned whole business securitization will bear interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our business, financial condition and results of operations.

Our 2026 Credit Agreement contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our business, financial condition and results of operations.

The terms of our 2026 Credit Agreement include a number of covenants that limit our ability to (subject to negotiated exceptions), among other things, incur additional indebtedness or issue preferred stock, incur liens on assets, enter into agreements related to mergers and acquisitions, dispose of assets or pay dividends and make distributions. The terms of the 2026 Credit Agreement require us to maintain a net leverage ratio that is at or below the one specified in the agreement governing the facility and a minimum fixed charge coverage ratio. In addition, if we are successful in consummating our announced whole business securitization, then our senior notes from that securitization will contain certain covenants and restrictions. The terms of our 2026 Credit Agreement and, if the whole business securitization is consummated successfully, the senior notes therefrom may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

A failure by us to comply with the covenants specified in the 2026 Credit Agreement and, if the whole business securitization is consummated successfully, the senior notes therefrom, could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under the agreement and to declare all borrowings outstanding under the agreement, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under the agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our business, financial condition and results of operations.

Our announced whole business securitization financing and the use of proceeds therefrom is subject to important conditions.

Our ability to consummate our recently announced whole business securitization financing is subject to important conditions. No purchasers are currently committed to invest in the notes we plan to offer. Our ability to successfully consummate the transaction on satisfactory terms or at all is subject to market conditions, including sufficient interest from investors. We have also announced that we expect to use a portion of the proceeds to pay a one-time special dividend to our equityholders. Any dividend is subject to the determination of our board of directors and applicable legal restrictions, and we can provide no assurance regarding the size or timing of any dividend.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Our failure or our franchisees’ failure to comply with health, employment and other federal, state, local and provincial laws, rules and regulations may lead to losses and harm our brands.

We and our franchisees are subject to various federal, state, local, provincial and foreign laws and are subject to a variety of litigation risks, including, but not limited to, guest claims, product liability claims, personal- injury claims, environmental claims, employee allegations of improper termination, harassment and discrimination, wage and hour claims and claims related to violations of the Americans with Disabilities Act of 1990 (“ADA”), the Family and Medical Leave Act (“FMLA”) and similar state, local and municipal laws, religious freedom, the Fair Labor Standards Act (“FLSA”), the National Labor Relations Act (“NLRA”), Title VII of the Civil Rights Act (“Title VII”), the Age Discrimination in Employment Act (“ADEA”), the Dodd-Frank Act, the Health Care Reform Act, the Electronic Funds Transfer Act, the Payment Card Industry Data Security Standards, franchise laws, ERISA and intellectual property claims. The successful development and operation of our centers depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations. Our centers’ operations are also subject to licensing and regulation by state, local and municipal departments relating to safety standards, federal, state and municipal labor and immigration law (including applicable equal pay and minimum wage requirements, overtime pay practices, reimbursement for necessary business expense practices, classification of employees, working and safety conditions and work authorization requirements), federal, state, local and municipal laws prohibiting discrimination and other laws regulating the design and operation of facilities, such as the ADA, the Health Care Reform Act and applicable human rights and accessibility legislation, and subsequent amendments.

The operation of our franchise system is also subject to franchise laws and regulations enacted by a number of states and rules promulgated by the U.S. Federal Trade Commission. Any future legislation regulating franchise relationships may negatively affect our operations, particularly our relationships with our franchisees.

Failure to comply with new or existing franchise laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on selling franchised centers, which could reduce the franchise fees we collect and corresponding profits, which in turn could materially and adversely affect our business and results of operations.

In addition to the risk of adverse legislation or regulations being enacted in the future, we cannot predict how existing or future laws or regulations will be administered or interpreted. Further, we cannot predict the amount of future expenditures that may be required in order to comply with any such laws or regulations.

We and our franchisees are subject to the FLSA and similar state laws, which govern such matters as time keeping and payroll requirements, minimum wage, overtime, employee and worker classifications and other working conditions, along with the ADA, FMLA and the Immigration Reform and Control Act of 1986, various family leave, sick leave or other paid time off mandates and a variety of other laws enacted, or rules, regulations and decisions promulgated or rendered, by federal, state, local and municipal governmental authorities that govern these and other employment matters, including labor scheduling, meal and rest periods, working conditions and safety standards. We have experienced and expect further increases in payroll expenses as a result of federal, state and municipal mandated increases in the minimum wage, and although such increases are not expected to be material, there can be no assurance that there will not be material increases in the future. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services they supply to our brands.

Companies that operate franchise systems may also be subject to claims under the NLRA, the FLSA, Title VII, the ADEA, the FMLA and state laws for allegedly being a joint employer with a franchisee. We could face claims from our franchisees’ employees, alleging that we are a joint employer of our franchisees. Such claims against franchisors are determined on a case-by-case basis with varying outcomes, depending on the facts of each case.

If we were found to be a joint employer of our franchisees’ employees for purposes of the NLRA, we could be liable or held responsible for unfair labor practices brought by our franchisees’ employees, could be required to conduct collective bargaining negotiations regarding our franchisees’ employees, could be subject to lawful primary picketing at locations of the joint employer, and could be liable for other NLRA violations of franchisees.

If we were found to be a joint employer of our franchisees’ employees for purposes of the FLSA, we could be held jointly and severally liable for violations of wage and hour laws, and other FLSA violations of franchisees. Additionally, such franchisee’s employees may attempt to aggregate the number of hours worked for us and the franchisee and consider it as one employment for determining the number of hours worked in a week, the employee’s regular rate of pay, and the amount of overtime, if any, due to the employee.

If we were found to be a joint employer of our franchisees’ employees for purposes of Title VII or the ADEA, we could be liable or held responsible for violations of discrimination, harassment, or retaliation of franchisees, and other state and local discrimination violations of franchisees. If we were found to be a joint employer of our franchisees’ employees for purposes of the FMLA, we could be liable and held responsible for FMLA violations, even if the employee only informed the franchisee of the employee’s plan to take FMLA leave.

A finding of joint employer (or similar) status could also have other legal implications under various federal, state, and local laws including, but not limited to, our being held liable for common law torts committed by employees of franchisees.

Future changes in federal, state, or local law, or penalties associated with any failure to comply with legal requirements, could increase the Franchisor’s labor costs or result in significant additional expense to us and our franchisees, due to required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines or civil liability.

Additionally, under federal and state laws, the franchisees may be considered our employees. In particular, there have been recent state law developments in California. In 2020, the California legislature codified in Assembly Bill 5 (“AB-5”) a three-part test adopted by the California Supreme Court for determining whether a worker is an independent contractor or employee. Assembly Bill 5 includes specific exemptions for certain types of business relationships and activities, but the law currently has no exemption specific to franchisor-franchisee relationships. Depending upon the application of AB-5, franchisors in certain industries could be deemed to be covered by the statute, in which event the franchisees could be deemed to be our employees. If misclassification claims are successful against or applied to us, we could be liable to the franchisees (and potentially their employees) based upon the rights and remedies available to employees under the NLRA, the FLSA, Title VII, the ADEA, the FMLA, and state laws, as discussed above. Enactment and enforcement of various federal, state, local and municipal laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor in any of the countries in which we operate. Other labor shortages or increased employee turnover could also increase labor costs. In addition, vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us. Evolving labor and employment laws, rules and regulations could also result in increased exposure on our part for labor and employment related liabilities that have historically been borne by our franchisees.

These various laws and regulations could lead and have led to enforcement actions, fines, civil or criminal penalties or the assertion of litigation claims and damages. In addition, improper conduct by our franchisees, employees or agents could damage our reputation and lead to litigation claims, enforcement actions and regulatory actions and investigations, including, but not limited to, those arising from personal injury, loss or damage to personal property or business interruption losses, which could result in significant awards or settlements to plaintiffs and civil or criminal penalties, including substantial monetary fines. Such events could lead to an adverse impact on our financial condition, even if the monetary damage is mitigated by insurance coverage.

Non-compliance by us or our franchisees with any of the foregoing laws and regulations could lead to various claims and reduced profits as set forth in more detail below under “—Complaints or litigation may adversely affect our business and reputation.”

If products sold by us or our franchisees are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease, and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

We believe we have built a strong reputation for the quality and breadth of our product and service offerings as part of the total experience that guests enjoy in our centers. We believe we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes guest trust in or affinity for our brand could significantly reduce the value of either. As we are concerned with the foregoing, we do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer before we offer such product to our franchisees or for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding the composition, manufacture and safety of the products, as well as the compliance of our product labels with government regulations. Our and our franchisees sale of certain products exposes us and our franchisees to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us or our franchisees are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us or our franchisees could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We and our franchisees may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective. Furthermore, such claims could have an adverse impact on our and franchisees reputation.

Any actual defects or allegations of defects in products sold by us or our franchisees could result in adverse publicity and harm our credibility or the credibility of the manufacturer, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an “additional insured” under the manufacturers’ insurance policies, it is not certain that any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us or our franchisees or if all losses would be covered by such indemnification rights or insurance policies. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

Our operations and financial performance has been affected by, and is expected to continue to be affected by, the COVID-19 pandemic.

The global crisis resulting from the spread of COVID-19 has disrupted, and continues to significantly disrupt, local, regional, and global economies and businesses in the locations in which we operate, as well as adversely affected workforces, guests, consumer sentiment, economies and financial markets, and has impacted our financial results. Because personal-care services were generally not deemed “essential” by federal, state and local governmental authorities in the United States, all of our centers temporarily closed during the ongoing COVID-19 pandemic. In accordance with applicable guidelines from governmental authorities and the Center for Disease Control, our centers reopened as stay-at-home orders lifted on a state-by-state and county-by-county basis with capacity limitations. As a result of the ongoing COVID-19 pandemic, our centers also experienced reduced guest traffic and sales volume due to changes in consumer behavior as individuals decreased spending on discretionary spending and practiced social distancing and other behavioral changes mandated by governmental authorities or independently undertaken out of an abundance of caution resulting in same-store sales in 2020 decreasing to -36%. While same-store sales increased 6.7% in 2021 as compared to 2019, future spikes in COVID-19 infections could materially and adversely affect the ability of franchisees to pay, or disrupt the timely payment of, amounts owed to us or decrease the profitability of our centers.

The COVID-19 pandemic has the potential to cause a disruption in our supply chain and may adversely impact economic conditions in the United States. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our centers. In addition, the continuation of the COVID-19 pandemic may adversely affect the economies and financial markets of United States and could result in a sustained reduction in the demand for our services and products, longer payment cycles, slower adoption of new products and services and/or increased price competition, as well as a reduction of workforce at our centers. A decline in the sales and operating results of our centers could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

While COVID-19 negatively impacted our business and results of operations during fiscal year 2020, our results of operations improved in 2021. See “Business—Our Recent Financial Performance—Performance in 2020 and During the COVID-19 Pandemic.” and "Business- Our Recent Financial Performance- Performance during 2021." The full extent to which COVID-19 impacts us will depend on future developments, including the duration, spread and severity of the pandemic, the extent of additional outbreaks, the effectiveness or duration of measures intended to contain or mitigate the spread of COVID-19 or prevent future outbreaks, and the effect of these developments on overall demand in the waxing service and personal- care industries in the geographic regions in which we operate, all of which are highly uncertain and difficult to accurately predict. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively, our business and results of operations could be adversely affected.

Adverse economic conditions or a global debt crisis could adversely affect our business.

Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn may result in a reduction in the demand for our services and products, longer payment cycles, slower adoption of new products and services and/or increased price competition. Declining economic conditions may cause our guests to defer seeking waxing services or other personal-care services. As a result, poor economic conditions may lead to a decline in the sales and operating results of our centers, which could in turn materially and adversely affect the ability of franchisees to pay franchise royalties or amounts owed to us, or have a material adverse impact on our ability to pursue our growth strategy. Each of these results would reduce our profits, which could materially and adversely affect our business and results of operations.

Changes in tax laws may adversely affect us, and the Internal Revenue Service (the “IRS”) or a court may disagree with tax positions taken by EWC Ventures or us, which may result in adverse effects on our financial condition or the value of our common stock.

The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income, and the foreign tax credit, among others. The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on a number of important issues regarding the changes made by the TCJA and the CARES Act. In the absence of such guidance, we will take positions with respect to a number of unsettled issues. There is no assurance that the IRS, any other taxing authority or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

Our tax position could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including the United States, and changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions. Any of the foregoing changes could have a material adverse impact on our results of operations, cash flows, and financial condition. For example, the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28%, increase U.S. taxation of international business operations, and impose a global minimum tax. Any of these developments or changes in federal, state, or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including: (i) changes in the valuation of our deferred tax assets and liabilities, (ii) expected timing and amount of the release of any tax valuation allowance, (iii) expiration of or detrimental changes in research and development tax credit laws, (iv) tax effects of stock-based compensation, and (v) costs related to intercompany restructurings. We may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Complaints or litigation may adversely affect our business and reputation.

We may be subject to claims, including class action lawsuits, filed by our guests, franchisees, employees, suppliers, landlords, governmental authorities and others in the ordinary course of business, including as a result of violations of the laws set forth above under “—Our failure or our franchisees’ failure to comply with health, employment, and other federal, state, and local laws, rules and regulations may lead to losses and harm our brands”. Significant claims may be expensive to defend and may divert time and resources away from our operations, causing adverse impacts to our operating results. In addition, adverse publicity related to litigation could negatively impact the reputation of our brands, even if such litigation is not valid, or a substantial judgment against us could negatively impact the reputation of our brands, resulting in further adverse impacts to results of operations. Franchisees are subject to similar litigation risks.

In the ordinary course of business, we will be, from time to time, the subject of complaints or litigation from franchisees, which could relate to alleged breaches of contract or wrongful termination under the franchise documents. These claims may also reduce the ability of franchisees to enter into new franchise agreements with us. In addition, litigation against a franchisee or their affiliates or against a corporate-owned center by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the franchisee or corporate-owned center, including, without limitation, for allegedly being a joint employer with a franchisee, resulting in vicarious liability for acts and omissions at centers over which we have little or no control over day-to-day operations. Litigation may lead to a decline in the sales and operating results of our centers and divert our management resources regardless of whether the allegations in such litigation are valid or whether we are liable.

Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. We have been subject to these types of claims in the past, and if one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition and operating results could be harmed.

Certain governmental authorities and private litigants have recently asserted claims against franchisors for provisions in their franchise agreements which restrict franchisees from soliciting and/or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such “no-poaching” clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees or franchisors (including both corporate employees and the employees of corporate-owned centers), thereby depressing the wages of those employees. We have historically had no-poaching clauses in our franchise agreements. In 2018, the Attorney General of the State of Washington issued civil investigative demands to a number of franchisors seeking information concerning no-poaching clauses in their franchise agreements. In September 2018, we received a civil investigative demand requesting information concerning our use of no-poaching clauses. To resolve objections to these clauses raised by the Washington Attorney General, we entered into an Assurance of Discontinuance (“AOD”) with the state agreeing to no longer include such provision in any U.S. franchise agreement or renewal franchise agreement signed after the date of the AOD, to not enforce any such provisions in any of our existing franchise agreements and to notify our franchisees of these changes. In the case of Washington-based franchisees, we agreed to seek amendments to their franchise agreements removing the no-poaching clauses. No fines or other monetary penalties were assessed against us. Any adverse results in any cases or proceedings that may be brought against us by any governmental authorities or private litigants may materially and adversely affect our business and results of operations.

We are subject to payment-related risks.

For our and our franchisees’ sales to our guests, we and our franchisees accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers and electronic payment systems. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or our guests, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our guests, or process electronic fund transfers or facilitate other types of payments. Any failure to comply with the foregoing rules or requirements could harm our brand, reputation, business and results of operations.

Our business is subject to seasonality.

Our results are subject to seasonality fluctuations in that services are typically in higher demand in periods leading up to holidays and the summer season. The resulting demand trend yields higher results in the second and fourth quarter of our fiscal year. In addition, our quarterly results may fluctuate significantly, because of several factors, including the timing of center openings, price increases and promotions, and general economic conditions. Seasonal changes may continue to impact the demand for our waxing services and products, leading to continued fluctuations in quarterly results as a result of many factors. Timing of consumer purchases will vary each year and sales can be expected to shift from one quarter to another. In addition, unusual fluctuations in demand for our services and products could reduce our and our franchisees’ sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

Higher health care costs could adversely affect our results of operations.

Franchisees may, and in certain cases are required to, offer access to health care benefits to certain of their employees and we may offer access to health care benefits to certain of our employees at corporate-operated centers. Changes in legislation, including government-mandated health care benefits under the Patient Protection and Affordable Care Act (“Health Care Reform Act”) and changes in market practice may cause us and our franchisees to provide health insurance to employees on terms that differ significantly from those of existing programs, and may increase the cost of health care benefits. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. We and our franchisees may also be subject to increased health care costs as a result of litigation requiring the payment of additional health care costs.

We continue to review any potential amendments to the Health Care Reform Act to evaluate the potential impact of any amendment on our business, and to accommodate various parts of the laws. Although we cannot currently determine with certainty what long-term impact any such potential amendment will have on us, it is expected that costs will increase over the long term, as well as for franchisees and/or third-party suppliers and service providers. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance with the Health Care Reform Act or any potential amendment to such legislation. Increased health care costs could have a material adverse effect on our results of operations, business, and financial condition.

Insurance coverage may not be adequate, and increased self-insurance and other insurance costs could adversely affect our results of operations.

We and our franchisees maintain insurance, and these insurance policies may not be adequate to protect us from liabilities that we incur in our business. Certain extraordinary hazards, for example, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits, and policy payments made to us or our franchisees may not be made on a timely basis. Any such loss or delay in payment could lead to a decline in the sales and operating results of our centers, which could in turn have a material and adverse effect on our revenues, results of operations, business, and financial condition.

In addition, in the future, insurance premiums may increase and we and our franchisees may not be able to obtain similar levels of insurance on reasonable terms, or at all. Although we seek to manage our claims to prevent increases, such increases can occur unexpectedly and without regard to our efforts to limit them. If such increases occur, our centers may be unable to pass them along to our guests through product or service price increases, resulting in decreased profitability, which could have a material adverse effect on our business and results of operations.

In the event that liability to third parties arises, to the extent losses experienced by such third parties are either not covered by the franchisee’s or our insurance or exceed the policy limits of the franchisee’s or our insurance, such parties could seek to recover their losses from us, whether or not they are legally or contractually entitled to do so, which could increase litigation costs or result in liability for us. Additionally, a substantial unsatisfied judgment could result in the bankruptcy of one or more of our operating entities, which could have a material adverse effect on our results of operations, business, and financial condition.

Risks Relating to the Franchisees

Nearly all of our centers are owned and operated by franchisees and, as a result, we are highly dependent upon our franchisees.

While the franchise agreements are designed to maintain brand consistency, the high percentage of our centers owned by franchisees may expose us to risks not otherwise encountered if we had owned and controlled the centers. In particular, we are exposed to the risk of defaults or late payments by franchisees of franchisee payments. Other risks include limitations on enforcement of franchise obligations due to bankruptcy or insolvency proceedings; unwillingness of franchisees to support marketing programs and strategic initiatives; inability to participate in business strategy changes due to financial constraints; inability to meet rent obligations on subleases; failure to operate the centers in accordance with required standards; failure to report sales information accurately; efforts by one or more large franchisees or an organized franchise association to cause poor franchise relations; and failure to comply with quality and safety requirements that result in potential losses even when we are not legally liable for a franchisee’s actions or failure to act. Although we believe that our current relationships with franchisees are generally good, there can be no assurance that we will maintain strong franchise relationships. Our dependence on franchisees could adversely affect our business and financial condition, our reputation, and our brands.

It is important for us and our franchisees to attract, train, and retain talented wax specialists and managers.

In addition to the guest experience in our centers, guest loyalty is also dependent upon the wax specialists who serve our guests. We have developed a specialized and brand specific training program for our wax specialists. Our ability to hire, train and retain qualified, licensed wax specialists is key to a supportive guest experience that creates repeat visits. In order for our franchisees to profitably grow our business and our brand, it is important to adequately staff our centers. Because the OOH waxing industry is highly fragmented and comprised of many independent operators, the market for wax specialists is typically highly competitive. In addition, increases in minimum wage requirements may impact the number of wax specialists considering careers outside the waxing industry. In some markets, we and our franchisees have experienced a shortage of qualified wax specialists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining qualified wax specialists. In addition, we have observed that some wax specialists are not comfortable coming back to the center environment during COVID-19. If our corporate- owned centers or franchisees are not successful in attracting, training and retaining wax specialists or in staffing our centers, our same-store sales or the performance of our franchise business could experience periods of variability or sales could decline and our results of operations could be adversely affected.

Franchisees are operating entities exposed to risk.

Franchisees, as operating entities, may be natural persons or legal entities. Under certain of the franchise documents, franchisee entities are not required to be limited-purpose entities, making them potentially subject to business, credit, financial and other risks, which may be unrelated to the operations of our centers. These unrelated risks could materially and adversely affect a franchisee and its ability to make its franchisee payments in full or on a timely basis. A decrease in franchisee payments could have a material adverse effect on our business and results of operations.

Changes in labor costs, other operating costs, such as commodity costs, interest rates and inflation could adversely affect our results of operations.

Increases in employee wages, benefits, and insurance and other operating costs such as commodity costs, legal claims, insurance costs and costs of borrowing could adversely affect operations and administrative expenses at our centers. A significant number of the employees at our franchisee and corporate-owned centers are paid at rates impacted by the applicable minimum wage. To the extent implemented, federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could materially increase labor and other costs for our franchisees. Several states in which we operate have approved minimum wage increases that are above the federal minimum wage. As more jurisdictions implement minimum wage increases, we expect our franchisees’ labor costs will continue to increase. Operating costs are susceptible to increases as a result of factors beyond our control, such as weather conditions, natural disasters, disease outbreaks, global demand, product recalls, inflation, civil unrest, tariffs and government regulations.

Any increase in such costs for our centers could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our guests. In addition, increases in interest rates may impact land and construction costs and the cost and availability of borrowed funds and leased centers, and thereby adversely affect our and our franchisees’ ability to finance the development of additional centers and maintenance of existing centers. Inflation can also cause increased commodity, labor and benefits costs which could reduce the profitability of our centers. Increases in labor costs could make it difficult to find new franchisees. Any of the foregoing increases could adversely affect our and our franchisees’ business and results of operations.

We may not be able to retain franchisees or maintain the quality of existing franchisees.

Many of our franchised centers are heavily reliant on its franchisee, many of whom are individuals who have numerous years of experience addressing a broad range of concerns and issues relevant to its business. We attempt to retain such franchisees by providing them with competitive franchising opportunities. However, we cannot guarantee the retention of any, including the top-performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber, and the failure to do so could materially and adversely affect our business and results of operations. In the event a franchisee leaves our franchise and a successor franchisee is not found, or a successor franchisee that is approved is not as successful in operating the center as the former franchisee or franchisee principal, the sales of the center may be impacted and the corresponding royalty and other fees we collect.

The quality of existing franchisee operations may be diminished by factors beyond our control, including franchisees’ failure or inability to hire or retain qualified managers, wax specialists, and other personnel or franchisees experiencing financial difficulty, including those franchisees that become over-leveraged. Training of managers, wax specialists, and other personnel may be inadequate. These and other such negative factors could reduce the franchisees’ revenues, could impact payments under the franchise documents and could delay a new center’s ability to reach profitability in line with our maturation curve, any of which could have a material adverse effect on our business and results of operations.

Our center development plans under development agreements may not be implemented effectively by franchisees.

We rely heavily on franchisees to develop our centers. Development involves substantial risks, including the following:

•
the availability of suitable locations and terms for potential development sites;
•
the availability of prospective franchisees who meet our recruiting criteria;
•
the ability of franchisees to fulfill their commitments to build new centers in the numbers and the time frames specified in their development agreements;
•
the availability of financing, at acceptable rates and terms, to both franchisees and third-party landlords, for center development;
•
delays in obtaining construction permits and in completion of construction;
•
developed properties not achieving desired revenue or cash flow levels once opened;
•
competition for suitable development sites;
•
changes in governmental rules, regulations, and interpretations (including interpretations of the requirements of the ADA); and
•
general economic and business conditions.

There is no assurance that franchisees’ development and construction of centers will be completed, or that any such development will be completed in a timely manner. There is no assurance that present or future development plans will perform in accordance with expectations.

The opening and success of our centers depend on various factors, including the demand for our centers and the selection of appropriate franchisee candidates, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new centers, costs of construction, permit issuance and regulatory compliance, the ability to meet construction schedules, the availability of financing and other capabilities of franchisees. There is no assurance that we will be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all or that selected franchisees planning the opening of centers will have the ability or sufficient access to financial resources necessary to open and operate the centers required by their agreements. It cannot be assured that franchisees will successfully participate in our strategic initiatives or operate centers in a manner consistent with our concepts and standards. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new centers as planned, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenue and our business, financial condition and results of operations.

Franchisee changes in control may cause complications.

The franchise documents prohibit “changes in control” of a franchisee without our consent. In the event we provide such consent, there is no assurance that a successor franchisee would be able to perform the former franchisee’s obligations under such franchise documents or successfully operate its franchise. In the event of the death or disability of a franchisee or the principal of a franchisee entity, the personal representative of the franchisee or principal of a franchisee entity may not find an acceptable transferee. In the event that an acceptable successor franchisee is not identified, the franchisee would be in default under its franchise documents or otherwise not be able to comply with its obligations under the franchise documents and, among other things, the franchisee’s right to operate its franchise could be terminated. If a successor franchisee is not found, or a successor franchisee that is approved is not as successful in operating the center as the former franchisee or franchisee principal, the sales of the center would be impacted and could adversely impact our business and results of operations.

We may be liable for certain obligations of our franchisees.

We and our franchisees offer guests the option to purchase services in pre-paid packages, which may or may not be redeemed later and may be redeemed at a center different from the center of purchase. Our franchise system includes a clearing house process that we control, where amounts received for pre-paid services are applied to the center where the services are redeemed as opposed to where they may have been purchased. If a franchisee that has sold a pre-paid package ceases to operate, we may decide to pay amounts to franchisees at other centers where the package is redeemed to minimize any associated reputational damage. As a result, if multiple franchisees cease to operate, we may face significant payment obligations, which could materially and adversely affect our business and results of operations.

Franchise documents are subject to termination and non-renewal.

The franchise documents are subject to termination by us in the event of a default generally after expiration of applicable cure periods. Under certain circumstances, including unauthorized transfer or assignment of the franchise, breach of the confidentiality provisions or health and safety violations, a franchise document may be terminated by the franchisor under the franchise document upon notice without an opportunity to cure. Generally, the default provisions under the franchise documents are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our intellectual property.

In addition, as of December 25, 2021, 223 franchised centers have terms that will expire by December 31, 2022. In such cases, the franchisees may renew the franchise term and receive a “successor” franchise agreement for one additional successive term of ten years. Such option, however, is contingent on the franchisee’s execution of our then-current form of franchise agreement (which may include increased franchise royalty rates, marketing fees and other costs or requirements), the satisfaction of certain conditions (including, among other things, compliance with the terms of the existing agreement, the payment of capital expenditures as necessary to maintain uniformity with our then-current standards, and others), compliance with any training requirements and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise agreement and the related franchisee payments will terminate upon expiration of the term of the franchise agreement unless we decide to restructure the franchise documents in order to induce such franchisee to renew the franchise agreement.

Terminations or restructurings of franchise documents could reduce franchise payments or require us to incur expenses to solicit and qualify new franchises, which in turn may materially and adversely affect our business and results of operations.

Our same-store sales and quarterly financial performance may fluctuate for a variety of reasons.

Our same-store sales and quarterly results of operations have fluctuated in the past and we expect them to continue to fluctuate in the future. A variety of factors affect our same-store sales and quarterly financial performance, including:

•
a portion of a typical new center’s sales (or sales we make over our e-commerce channels) coming from guests who previously visited our other existing centers;
•
the ability of new centers to reach profitability and maturity in line with our and our franchisees’ expectations;
•
the timing and effectiveness of our marketing and promotional activities and those of our competitors;
•
the effects of severe weather events or other natural disasters;
•
fluctuations in the cost to us of products and services we sell;
•
changes in our merchandising strategy or mix;
•
center closures in response to state or local regulations due to the COVID-19 pandemic or other health concerns; and
•
worldwide economic conditions and, in particular, the retail sales environment in the United States.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and may even decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Our current centers may become demographically unattractive, and attractive new centers may not be available for a reasonable price, if at all, which could adversely affect our business.

The success of any of our centers depends in substantial part on its location. There can be no assurance that our current centers will continue to be attractive as demographic patterns and trade areas change. For example, neighborhood or economic conditions where our centers are located could decline in the future, thus resulting in potentially reduced sales. In addition, rising real estate prices in some areas may restrict our ability or our franchisees’ ability to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, our ability to execute our growth strategies could be adversely affected, and we may be affected by declines in sales as a result of the deterioration of certain locations, each of which could materially and adversely affect our business and results of operations.

Opening new centers in close proximity may negatively impact our existing centers’ revenues and profitability.

As of December 25, 2021, we and our franchisees operated 853 centers in 44 states and the District of Columbia. We and our franchisees plan to open many new centers in the future, some of which will be in existing markets and may be located in close proximity to centers already in those markets. Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our centers in certain states, regions and cities. Opening new centers in close proximity to existing centers may attract some guests away from those existing centers, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new centers opening in existing markets and because older centers will represent an increasing proportion of our center base over time, our same-store sales increases may be lower in future periods than they have been historically.

Furthermore, economic conditions in particular areas may have a disproportionate impact on our business. Our centers are most concentrated in California, Texas, New York, New Jersey and Florida. No single state accounted for more than 14% of system-wide sales and the top three states represented less than 36% of system-wide sales for the year ended December 25, 2021; however, adverse economic conditions in states, regions or cities that contain a high concentration of our centers could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.

Risks Relating to our Suppliers and Distributors

We depend on a limited number of key suppliers, including international suppliers, to deliver high-quality products at prices similar to historical levels.

We depend on two key suppliers, Perron Rigot, SAS and Grupo DRV—Phytolab S.L., to provide our Comfort Wax to our franchisees and one key supplier, Batallure Beauty LLC, to provide branded retail products to our franchisees. Our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. We currently have a long-term contract with only one of the wax suppliers. Our suppliers may be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors. In such an environment, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our and our franchised centers, which in turn could materially and adversely affect our business and results of operations.

Economic weakness and uncertainty may force suppliers to seek financing in order to stabilize their businesses, restructure or cease operations completely. In addition, some of our key suppliers have significant operations overseas outside of the markets in which we operate, which could expose us to events in the countries of those suppliers’ operations, including government intervention, increased tariffs and shipping costs and foreign currency fluctuation. For instance, if products from suppliers with overseas operations become subject to tariffs, we may be unable or unwilling to offset the financial impact of these tariffs through price increases to our guests. Moreover, if a key supplier suspends or ceases operations, or if one or more of our agreements with a key supplier (for example, a supplier of wax) is terminated, then our remaining suppliers may not be able to cover a potential supply shortfall and meet our supply demands, and we and our franchisees may have difficulty keeping our respective centers fully supplied as a result. If we and our franchisees were forced to suspend one or more services offered to our guests, that could have a significant adverse impact on our sales and profit margins and the royalty revenue we collect from franchisees, which in turn could materially and adversely affect our business and results of operations.

Changes in supply costs could adversely affect our results of operations.

The operation of our franchisees and corporate-owned centers requires large quantities of supplies for waxing and the other personal-care services we provide. Our success depends in part on our ability to anticipate and react to changes in supply costs, and we are susceptible to increases in primary and secondary supply costs as a result of factors beyond our control. These factors include general economic conditions, significant variations in supply and demand, seasonal fluctuations, pandemics, weather conditions, fluctuations in the value of currencies in the markets in which we operate, commodity market speculation, changes in raw materials costs and government regulations. Higher supply costs could reduce our profits, which in turn may materially and adversely affect our business and results of operations. This volatility could also cause us and our franchisees to consider changes to our product delivery strategy and result in adverse adjustments to pricing of our services.

Decreases in our product sourcing revenue could adversely affect our results of operations.

We supply our franchisees and corporate-owned centers certain products required to operate applicable centers. Our franchisees are required to purchase waxing and other European Wax Center branded products from us. While it is our expectation that we will benefit from product sourcing income and pricing arrangements, there can be no assurance that such income and arrangements will continue, be renewed or replaced. Our failure to maintain our current product sourcing income could have a material adverse effect on our sales and profit margins, which in turn could materially and adversely affect our business and results of operations. We currently purchase our wax that is used on-site for services at our centers from two large wax suppliers at negotiated prices based on our scale. Our failure to negotiate beneficial terms in the future could have a material adverse effect on our sales and profit margins. Decreases in the volume of our purchases by or increases in costs of products, labor or shipping could have a material adverse effect on our sales and profit margins.

Supply chain shortages and interruptions could adversely affect our business.

We and our franchisees are dependent upon frequent deliveries of wax and other personal-care supplies that meet our quality specifications. Shortages or interruptions in the supply of wax and other personal-care supplies caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, labor actions, inclement weather, natural disasters such as floods, drought and hurricanes, outbreak of disease, including coronavirus and pandemics, or other conditions could adversely affect the availability, quality and cost of supplies for such products, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. Such shortages or interruptions could reduce our sales and profit margins and the royalty revenues we collect from franchisees which in turn may materially and adversely affect our business and results of operations.

Operational failure at one of the distribution centers that supply our centers would impact our ability to distribute products.

We rely on three distribution centers to supply our franchisees and corporate-owned centers with retail products to sell and products used during waxing services and pre- and post-treatment services. If there were a technology failure, natural disaster or other catastrophic event that caused one of the distribution centers to be inoperable, it would cause a disruption in our business and could negatively impact our revenues. Furthermore, increases in the cost of storing our products at these distribution centers or delivering products to and from these distribution centers, either as a result of operational changes or otherwise, could materially and adversely affect our profit margins.

Risks Relating to Intellectual Property

Our success and the success of our franchisees depends on the adequate protection of our intellectual property and litigation to enforce our intellectual property rights may be costly.

Our intellectual property is material to the conduct of our business. Our success depends on our and our franchisees’ continued ability to use our intellectual property and on the adequate protection and enforcement of such intellectual property. We rely on a combination of trademarks, service marks, copyrights, patents, trade secrets and similar intellectual property rights to protect our brands. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks in order to capitalize on their name recognition, increase brand awareness and further develop our branded services and products in both existing and new markets. There can be no assurance that the steps we take to protect, maintain or enforce our rights in our intellectual property will be adequate, or that third parties will not infringe, dilute, tarnish, misappropriate or violate our intellectual property. If any of our efforts to protect our intellectual property is not adequate, or if any third party infringes, misappropriates or violates our intellectual property, the value of our brands may be harmed. As a result, if we are unable to successfully protect, maintain, or enforce our rights in our intellectual property, there could be a material adverse effect on our business and results of operations. Such a material adverse effect could result from, among other things, consumer confusion, dilution of the distinctiveness of our brands, tarnishment of the goodwill associated with our brands, an inability to obtain registered trademarks in new jurisdictions or for new or expanded good and services, or increased competition from unauthorized users of our brands, each of which may result in decreased revenues and a corresponding decline in profits. In addition, to the extent that we do, from time to time, institute litigation to enforce our intellectual property rights, such litigation could result in negative publicity and substantial costs and diversion of resources and could negatively affect profits, regardless of whether we are able to successfully enforce such rights.

If we are unable to adequately protect our intellectual property, the strength of our brand may be weakened, and our business could be harmed significantly.

Our brand is essential to the success and competitive position of our business. We have intellectual property rights, such as our numerous trademark and service mark registrations for the “European Wax Center”, “EWC”, “Strut 365”, “Wax Pass”, and “Comfort Wax” name and related logos. We intend to actively enforce and defend such intellectual property and, if violations are identified, to take appropriate action to preserve and protect them. However, we cannot be sure that we will be able to successfully enforce our rights under such trademarks or other intellectual property. Moreover, there can be no assurance that: (i) using our intellectual property has not, does not, or will not, violate others’ intellectual property, (ii) the registrations of such intellectual property would be upheld if enforced or challenged, or (iii) we would not be prevented from using our trademarks or other intellectual property in jurisdictions or for products or services in which others might have already established prior intellectual property rights.

We also possess certain proprietary product specifications, franchisee materials, vendor lists, cost information, market research and marketing strategies, training programs, various operational procedures and other confidential information (including trade secrets)

relating to our franchise system. We share such information from time to time with suppliers, our franchisees and other third parties as necessary to operate our business. The recipients of such information are numerous, and it is possible that further dissemination of such information by the recipients could occur, which may jeopardize the value of such information, notwithstanding any efforts we may take to protect such information.

The success of our business strategy depends, in part, on our continued ability to use our intellectual property to increase brand awareness and further develop European Wax Center-branded products and services in both existing and new markets. If we fail to protect our intellectual property adequately, then we may lose an important advantage in the markets in which it competes. If third parties misappropriate our intellectual property, our image, brand and the goodwill associated therewith may be harmed, then we may fail to achieve and maintain market recognition, and the competitive position of our brand may be harmed, any of which could have a material adverse effect on our business. To protect our intellectual property from third party infringement, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, and adversely affect our revenue, financial condition and results of operations.

Additionally, our ability to protect our trademarks and other intellectual property may be adversely affected by the COVID-19 pandemic. As a result of the COVID-19 pandemic, certain domestic and foreign intellectual property offices have amended their filing requirements and other procedures, including, but not limited to, extending deadlines and waiving fees. These accommodations have not been applied uniformly across all intellectual property offices globally, and the effectiveness and duration of existing action is unclear. Further, the ongoing COVID-19 pandemic has created uncertainty with respect to the uninterrupted operation of domestic and foreign intellectual property offices, which, among other things, may cause delayed processing of renewal and application filings and other actions involving such offices. Our inability to establish, protect, maintain and/or enforce current and future trademark or other intellectual property rights may have an adverse effect on the growth and reputation of our brand and business. Further, the constantly evolving nature of the COVID-19 pandemic may change its effect on our trademarks and other intellectual property rights over time in ways that cannot be reasonably anticipated or mitigated. This could have an adverse effect on our business, results of operations and financial condition.

If franchisees and other licensees do not observe the required quality and trademark usage standards, our brands may suffer reputational damage, which could in turn adversely affect our business.

We license certain intellectual property to franchisees, advertisers and other third parties. The franchise agreements and other license agreements require that each franchisee or other licensee use our trademarks in accordance with established or approved quality control guidelines and, in addition to supply agreements, subject the franchisees, other licensees and suppliers that provide products to our brands, as applicable, to specified product quality standards and other requirements in order to protect the reputation of our brands and to optimize the performance of our centers. We contractually require that our franchisees and licensees maintain the quality of our brand, however, there can be no assurance that the permitted licensees, including franchisees, advertisers and other third parties, will follow such standards and guidelines, and accordingly their acts or omissions may negatively impact the value of our intellectual property or the reputation of our brands. Noncompliance by these entities with the terms and conditions of the applicable governing franchise or other agreement that pertains to health and safety standards, quality control, product consistency, timeliness or proper marketing or other business practices, may adversely impact the goodwill of our brands. For example, franchisees and other licensees may use our trademarks improperly in communications, resulting in the weakening of the distinctiveness of our brands. Although we monitor and restrict franchisee activities through our franchise agreements, franchisees or third parties may refer to or make statements about our brands that do not make proper use of trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish their reputation. Franchisees or corporate-owned centers may also produce or receive through the supply chain defective products. This may result in impairment, dilution, or tarnishment of our brands. Franchisees or other licensees may also seek to register or obtain registration for domain names, social media accounts, and trademarks involving localizations, variations and versions of certain branding tools, and these activities may limit our ability to obtain or use such rights in such territories or may weaken our ability to enforce our trademarks against infringement by third parties. There can be no assurance that the franchisees or other licensees will not take actions that could have a material adverse effect on our intellectual property.

There can be no assurance that we will have an adequate remedy available, or that we will be successful, in the event that we take actions to prevent such conduct by franchisees or other licensees. In addition, even if our franchisees or other licensees observe and maintain the quality and integrity of our brand and other intellectual property in accordance with the relevant license and other agreements, we or our franchisees’ suppliers may be subject to regulatory sanctions and other actions by third parties which can, in turn, negatively impact the perceived quality of our branded products or services and our brand’s overall goodwill, regardless of the merits of the sanctions or other actions. Any such sanctions or actions could thereby materially reduce our revenues and the results of our operations.

We may fail to establish trademark rights.

Our success depends on our and our franchisees’ continued ability to use our trademarks in order to capitalize on our name recognition, increase awareness of our brands and further develop our brands in the countries in which we operate. We have registered certain trademarks and have other trademark registration applications pending and some or all of the pending applications may be refused by the applicable trademark authorities. Not all of the trademarks that we use have been registered in all of the countries in which we do business or may do business in the future, and some trademarks may never be registered in all of these countries. Rights in trademarks are generally national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same, such as for “European Wax Center,” “EWC,” “Wax Pass” and “STRUT 365,” or similar to our brands in countries where we have not registered our brands as trademarks. Some countries' laws also prohibit registration of trademarks that lack distinctiveness or are descriptive of the goods and services for which registration is sought, and certain trademark authorities may decide that certain of our trademarks are not eligible for registration Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of our brands may result in liability for trademark infringement, trademark dilution, misappropriation or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States. All of the steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate.

Third parties may assert actions alleging infringement, misappropriation or violation of their intellectual property rights by us or our franchisees, which could require us to expend significant resources, obtain costly licenses, or substantially change our operations.

We may in the future become the subject of claims asserted by third parties for infringement, misappropriation or other violation of their intellectual property rights in areas where we or our franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims, whether or not they have merit, could be time-consuming, cause delays in introducing new products or services, harm our image, our brands, our competitive position or our ability to expand our operations into other jurisdictions and lead to significant costs related to defense or settlement. As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition, which in turn may materially and adversely affect our business and results of operations.

If such claims were decided against us, then we could be required to pay damages, cease offering infringing products or services on short notice, develop or adopt non-infringing products or services, rebrand our products, services or even our businesses, and we could be required to make costly modifications to advertising and promotional materials or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses that we bear could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third-party claims, and there could be attendant negative publicity, even if ultimately decided in our favor. In addition, third parties may assert that our intellectual property is invalid or unenforceable. If our rights in any of our intellectual property were invalidated or deemed unenforceable, then third parties could be permitted to engage in competing uses of such intellectual property which, in turn, could lead to a decline in center revenues and sales, and thereby negatively affect our business and results of operations.

We do not own certain software that is used in operating our business.

We utilize commercially available third-party software to run point-of-sale, information security and various other key functions. While such software can be replaced, the delay, additional costs, and possible business interruptions associated with obtaining, renewing or extending software licenses or integrating a large number of substitute software programs contemporaneously could adversely impact the operation of our centers, thereby reducing profits and materially and adversely impacting our business and results of operations.

Risks Relating to Our Organization and Structure

We are a holding company and our principal asset is our 58.0% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement and cover other expenses, including our corporate and other overhead expenses.

We are a holding company and our principal asset is our ownership of 58.0% of the outstanding EWC Ventures Units. We have no independent means of generating revenue. As the sole managing member of EWC Ventures, we intend to cause EWC Ventures to make distributions to its equityholders, including affiliates of General Atlantic, to whom we refer to collectively as the "General Atlantic Post-IPO Members", EWC Founder Holdco, which we refer to as the "Founder Post-IPO Member", certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreement ("TRA") we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause EWC Ventures to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses) due to potential restrictions in our credit agreement and cash requirements and financial conditions of EWC Ventures.

To the extent that we need funds and EWC Ventures is restricted from making such distributions to us, under applicable law or regulation, as a result of covenants in our debt instruments or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer a material adverse effect on our liquidity and financial condition.

Under the Amended and Restated Limited Liability Company Agreement of EWC Ventures, we expect EWC Ventures from time to time to make pro rata distributions in cash to its equityholders, including the General Atlantic Post-IPO Members, the Founder Post-IPO Member, certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover taxes on our allocable share of the taxable income of EWC Ventures and payments we are obligated to make under the TRA. As a result of (i) potential differences in the amount of net taxable income allocable to us and to EWC Ventures’ other equityholders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate from (a) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial or secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (b) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (c) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, we expect that these cash distributions will be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for EWC Ventures Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one-to-one. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between EWC Ventures Units and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to EWC Ventures, this may result in shares of our Class A common stock increasing in value relative to the value of EWC Ventures Units. The holders of EWC Ventures Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their EWC Ventures Units, notwithstanding that such holders may previously have participated as holders of EWC Ventures Units in distributions that resulted in such excess cash balances.

Our organizational structure, including the TRA, confers certain benefits upon the EWC Ventures Pre-IPO Members that do not benefit holders of our Class A common stock (other than the EWC Ventures Pre-IPO Members) to the same extent that it benefits the EWC Ventures Pre-IPO Members.

Our organizational structure, including the TRA, confers certain benefits upon the EWC Ventures Pre-IPO Members that do not benefit the holders of our Class A common stock (other than the EWC Ventures Pre-IPO Members) to the same extent that it benefits the EWC Ventures Pre-IPO Members. We entered into the TRA with EWC Ventures and the EWC Ventures Pre-IPO Members in connection with the completion of the initial public offering and the Reorganization Transactions, which provides for the payment by us to the EWC Ventures Pre-IPO Members of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, in each case, computed using simplifying assumptions to address the impact of state and local taxes, as a result of (i) increases in our allocable share of certain existing tax basis and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from our initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

The General Atlantic Equityholders, whose interests in our business may be different than yours, hold a significant percentage of the combined voting power of our common stock and certain statutory provisions afforded to stockholders are not applicable to us.

Approximately 43.5% of the combined voting power of our common stock is held by the General Atlantic Equityholders as of December 25, 2021. The General Atlantic Equityholders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because the General Atlantic Equityholders hold part of their economic interest in our business through EWC Ventures, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, the General Atlantic Equityholders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that entered into in connection with our initial public offering, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, the General Atlantic Equityholders’ significant ownership in us may discourage someone from making a significant equity investment in us, or could discourage transactions, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

We have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”); however, our amended and restated certificate of incorporation prohibits us from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Such restrictions shall not apply to any business combination between General Atlantic and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other. Therefore, the General Atlantic Equityholders are able to transfer their interests in us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our board of directors or our other stockholders.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” will not apply against the General Atlantic Equityholders, any of our non-employee directors or any of their respective affiliates in a manner that would prohibit them from investing in competing businesses, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. To the extent that the General Atlantic Equityholders, our non-employee directors or any of their respective affiliates invests in other businesses, they may have differing interests than our other stockholders.

As a result, the General Atlantic Equityholders, any of our non-employee directors or any of their respective affiliates may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities. As a result, by renouncing our interest and expectancy in any business opportunity that may be from time to time presented to any member of the General Atlantic Equityholders, any of our non-employee directors or any of their respective affiliates, our business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

We are required to pay the EWC Ventures Pre-IPO Members for certain tax benefits we may claim, and the amounts we may pay could be significant.

In connection with the Reorganization Transactions, we acquired existing equity interests in EWC Ventures from an affiliate of General Atlantic in the Mergers. The Mergers resulted in our succeeding to certain valuable tax attributes held by the General Atlantic affiliate. In addition, we used a portion of the net proceeds from the initial and secondary public offerings to purchase EWC Ventures Units and corresponding shares of Class B common stock from certain EWC Ventures Post-IPO Members, including the General Atlantic Post-IPO Members. These acquisitions of interests in EWC Ventures resulted in tax basis adjustments to the assets of EWC Ventures that will be allocated to us and our subsidiaries. In addition, future exchanges by the EWC Ventures Post-IPO Members of EWC Ventures Units and corresponding shares of Class B common stock for shares of our Class A common stock are expected to produce favorable tax attributes. These tax attributes would not be available to us in the absence of those transactions. Both the existing and anticipated tax basis adjustments are expected to reduce the amount of tax that we would otherwise be required to pay in the future.

We entered into the TRA, which provides for the payment by us to the EWC Ventures Pre-IPO Members of 85% of the benefits, if any, that we realize, or are deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. There is significant existing tax basis in the assets of EWC Ventures as a result of the prior acquisition of interests in EWC Ventures by the General Atlantic Equityholders, and subsequent redemptions, exchanges or purchases of EWC Ventures Units are expected to result in increases in the tax basis of the assets of EWC Ventures. The existing tax basis, increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to us and, therefore, may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future. Actual tax benefits realized by us may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted- average state and local income tax rate to calculate tax benefits. This payment obligation is an obligation of the Company and not of EWC Ventures.

With respect to future redemptions, exchanges and purchases, the ability to achieve benefits from any existing tax basis, the actual increase in tax basis or other tax attributes, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of redemptions, exchanges or purchases by the EWC Ventures Pre-IPO

Members (or their transferees or other assignees) and purchases or redemptions of EWC Ventures Units and corresponding shares of Class B common stock from EWC Ventures Pre-IPO Members (or their transferees or other assignees), the price of our Class A common stock at the time of the redemption, exchange or purchase, the extent to which such redemptions, exchanges or purchases are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the TRA constituting imputed interest.

The payments we will be required to make under the TRA could be substantial. Although estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise, we expect that, as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures, and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, we estimate that payments under the TRA would aggregate to approximately $357.2 million over 18 years based on a closing share price of $29.25 per share of Class A common stock and assuming all future Share Exchanges and Cash Exchanges would occur on December 25, 2021. The payments under the TRA are not conditioned upon the EWC Ventures Pre-IPO Members’ continued ownership of us. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each Share Exchange or Cash Exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRA and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the TRA.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. The 2026 Credit Agreement restricts and future debt instruments may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the TRA. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. To the extent we are unable to make payments under the agreement for any reason (including because the 2026 Credit Agreement restricts the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

We will not be reimbursed for any payments made to EWC Ventures Pre-IPO Members (or their transferees or assignees) under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA will be based on the tax reporting positions that we determine, and the IRS, or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. Although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other benefits arising under the TRA, if the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the EWC Ventures Pre-IPO Members. The interests of the EWC Ventures Pre-IPO Members in any such challenge may differ from or conflict with our interests and your interests, and the EWC Ventures Pre-IPO Members may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the EWC Ventures Pre-IPO Members (or their transferees or assignees) under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to the EWC Ventures Pre-IPO Members (or their transferees or assignees) are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the EWC Ventures Pre-IPO Members (or their transferees or assignees) will be netted against any future cash payments that we might otherwise be required to make to the EWC Ventures Pre-IPO Members (or their transferees or assignees) under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the EWC Ventures Pre-IPO Members (or its transferee or assignee) for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS, any other taxing authority or a court will not disagree with our tax reporting positions. As a result, payments could be made under the TRA significantly in excess of any tax savings that we realize in respect of the tax attributes with respect to the EWC Ventures Pre-IPO Members (or their transferees or assignees) that are the subject of the TRA.

In certain cases, payments under the TRA to the EWC Ventures Pre-IPO Members may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that in the case of a change in control of EWC Ventures or the material breach of our obligations under the TRA, we are required to make a payment to the EWC Ventures Pre-IPO Members in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the TRA, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the TRA could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the TRA may result in situations where the EWC Ventures Pre-IPO Members (or their transferees and assignees) have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the TRA that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax. There can be no assurance that we will be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the TRA. For example, the earlier disposition of assets following a redemption of EWC Ventures Units may accelerate payments under the TRA and increase the present value of such payments, and the disposition of assets before a redemption of EWC Ventures Units may increase the tax liability of EWC Ventures Pre-IPO Members (or their transferees or assignees) without giving rise to any rights to receive payments under the TRA. Such effects may result in differences or conflicts of interest between the interests of EWC Ventures Pre-IPO Members (or their transferees or assignees) and the interests of other stockholders.

Risks Relating to our Class A Common Stock

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition or results of operations;
•
variance in our financial performance from expectations of securities analysts;
•
changes in the pricing of our products and platform;
•
changes in our projected operating and financial results;
•
changes in laws or regulations applicable to our platform and products;
•
announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•
significant data breaches, disruptions to or other incidents involving our software;
•
our involvement in litigation
•
future sales of our Class A common stock by us or our stockholders, as well as the anticipation of any future contractual lock-up releases;
•
changes in senior management or key personnel;
•
the trading volume of our common stock;
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the recent COVID-19 pandemic, may also negatively impact the market price of our Class A common stock. The continued spread of COVID-19, including new variants of the virus and spikes in cases in the areas where we operate, could result in material adverse changes in our results of operations for an unknown period of time.

Furthermore, recently, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. As such, the price of our Class A common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our Class A common stock and materially affect the value of your investment.

We cannot predict the effect our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual-class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual-class structure of our capital stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the trading price of our Class A common stock.

Substantial future sales of shares of our Class A common stock in the public market could cause our stock price to fall.

As of December 25, 2021, we had 36,932,423 shares of Class A common stock outstanding, which excludes 757,435 shares of Class A common stock underlying outstanding equity awards and 26,700,477 shares of Class A common stock issuable upon potential exchanges and/or conversions. Of these shares of Class A common stock, the 18,189,523 shares of Class A common stock sold in the initial and secondary public offering are freely tradable without further restriction under the Securities Act. The remaining outstanding shares of Class A common stock not issued in our initial or secondary public offerings, including shares of Class A common stock issuable upon exchange and/or conversion are deemed “restricted securities,” as that term is defined under Rule 144 of the Securities Act. Such restricted securities can be resold in accordance with Rule 144 or any other exemption under the Securities Act.

We have filed a registration statement under the Securities Act registering shares of our Class A common stock reserved for issuance under the 2021 Omnibus Incentive Plan, and entered into a registration rights agreement pursuant to which we granted demand and piggyback registration rights to the General Atlantic Equityholders and the Founder Post-IPO Member and piggyback registration rights to certain of the other EWC Ventures Post-IPO Members. The market price of our stock could decline if existing holders of shares sell them in significant quantities or are perceived by the market as intending to engage in such selling activity.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations and stock price.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2022. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to certify that our internal controls over financial reporting is effective. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses in our internal controls over financial reporting in the future. Any failure to maintain internal controls over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal controls over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

In addition, we do not currently have an internal audit function. In order to implement any such function, we will need to hire additional personnel. If we are unable to hire additional personnel to support our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired and we could suffer adverse regulatory consequences or violate listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could have an adverse effect on our business, financial condition and results of operations.

Certain of our key operating metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in our metrics or the underlying data may cause a loss of investor confidence in such metrics and the market price of our Class A common stock may decline.

We track certain key operating metrics using internal data analytics tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms, to track certain performance indicators, and we may be limited in our ability to verify such data. In addition, our methodologies for tracking metrics may change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not, or are not perceived to be, accurate representations of our business, if we discover material inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy, investors could lose confidence in the accuracy and completeness of such metrics, which could cause the price of our Class A common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. For so long as we are an emerging growth company, we will not be required to:

•
provide an auditor attestation and report with respect to management’s assessment of the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis); and
•
submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency,” and disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period and therefore will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Until such time, however, we cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Our 2026 Credit Agreement and any future debt agreements may preclude us from paying dividends.

The terms of existing or future debt agreements may preclude us from paying dividends. In addition, we generally intend to retain our future earnings, if any, to fund the development and growth of our business and repay outstanding debt. Our 2026 Credit Agreement contains restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. If we are successful in completing our announced whole business securitization, we expect to use a portion of the proceeds therefrom to pay a one-time special dividend to our equityholders. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, capital appreciation, if any, of our Class A common stock may be your sole source of gain for the foreseeable future. Therefore, you may not be able to realize any return on your investment in our Class A common stock for an extended period of time, if at all.

Provisions in our charter documents may delay or prevent our acquisition by a third party.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated by-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following, some of which became effective after the General Atlantic Equityholders and their affiliates and successors no longer collectively beneficially own shares representing 40% of our issued and outstanding common stock (the “40% Triggering Event”):

•
the division of our board of directors into three classes and the election of each class for three-year terms;
•
the sole ability of the board of directors to fill a vacancy created by the expansion of the board of directors;
•
advance notice requirements for stockholder proposals and director nominations;
•
after the 40% Triggering Event, provisions limiting stockholders’ ability to call special meetings of stockholders, to require special meetings of stockholders to be called and to take action by written consent;
•
after the 40% Triggering Event, in certain cases, the approval of holders of at least 66 2/3% of the shares entitled to vote generally on the making, alteration, amendment or repeal of our amended and restated certificate of incorporation or amended and restated by-laws will be required to adopt, amend or repeal our amended and restated by-laws, or amend or repeal certain provisions of our amended and restated certificate of incorporation;
•
the required approval of holders of at least 66 2/3% of the shares entitled to vote at an election of the directors to remove directors, which removal may only be for cause; and
•
the ability of our board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions that have not been approved by our board of directors.

These provisions of our amended and restated certificate of incorporation and amended and restated by-laws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our Class A common stock in the future, which could reduce the market price of our Class A common stock.

In addition, we have opted out of Section 203 of the Delaware General Corporation Law, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions. For example, such restrictions shall not apply to any business combination between General Atlantic and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.

We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.

We have incurred increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred significant levels of legal, accounting and other expenses that we did not incur as a privately owned corporation, which we expect to further increase after we are no longer an “emerging growth company”. Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules of the SEC, together with the listing requirements of Nasdaq, impose significant requirements relating to disclosure controls and procedures and internal control over financial reporting for public companies. We expect that compliance with these public company requirements will increase our costs, require additional resources and make some activities more time consuming than they have been in the past when we were privately owned. We are required to expend considerable time and resources complying with public company regulations. In addition, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In addition, these laws and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory actions.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, or publish projections for our business that exceed our actual results, our stock price and trading volume could decline.

The trading market for our Class A common stock may be affected by the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts fail to provide coverage of our Company, the trading price for our Class A common stock and the trading volume could decline. If one or more of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. In addition, the analysts’ projections may have little or no relationship to the results we actually achieve and could cause our stock price to decline if we fail to meet their projections. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

Our amended and restated certificate of incorporation provides that certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which limits our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation, provides that, unless we consent in writing to the selection of an alternative forum and subject to certain exceptions, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, creditors, or other constituents, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or of our amended and restated certificate of incorporation or our amended and restated by-laws (as either may be amended and/or restated from time to time), or (iv) any action asserting a claim against us or any of our directors or officers that is governed by the internal affairs doctrine. The exclusive forum provision provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act or such other federal securities laws.

Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 25, 2021, we had 853 franchised and corporate-owned centers, and of these there are five actively operating corporate-owned centers, and in addition, we hold a lease for one inactive corporate-owned center and one for a future corporate center. We held leases covering the building and/or land for our five corporate-owned centers and three offices and training centers in the United States, including our corporate headquarters located in Plano, Texas. The leases generally have initial expiration dates ranging from five and ten years, with certain renewal options available. We believe that the properties are suitable and adequate for the Company’s business.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “EWCZ”. The approximate number of stockholders of record of our Class A common stock as of March 10, 2022 was ten. The approximate number of stockholders of record of our Class B common stock as of March 10, 2022 was six. There is no public market for shares of our Class B common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or other entities in security position listings maintained by depositories.

We previously have not paid dividends. However, if we are successful in consummating our announced whole business securitization, we expect to use a portion of the proceeds therefrom for a one-time special dividend to equityholders. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The information regarding securities authorized for issuance under equity compensation plans appears in our Definitive Proxy Statement for our annual meeting of stockholders to be held on June 8, 2022, which information is incorporated herein by reference.

The graph below matches the cumulative five month total return of holders of our Class A common stock with the cumulative total returns of the Nasdaq composite and the Russell 2000 index. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on August 5, 2021 (the date of our IPO) and tracks it through December 31, 2021.

	8/5/21	8/21	9/21	10/21	11/21	12/21
European Wax Center, Inc.	100.00	113.84	130.95	149.04	126.09	141.89
NASDAQ Composite	100.00	104.08	98.60	105.79	106.14	106.93
Russell 2000	100.00	102.24	99.22	103.44	99.13	101.35

Unregistered Sales of Equity Securities and Use of Proceeds

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

We received net proceeds of $155.4 million after deducting underwriting discounts and commissions and prior to paying any offering expenses. The initial public offering terminated after the sale of all securities registered pursuant to the Registration Statement.

On November 15, 2021, we completed a secondary public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-260868), which was declared effective on November 10, 2021.

Under the Registration Statement, we and the selling stockholders sold 5,999,523 shares of our Class A common stock at a price of $26.25 per share. This included 782,546 shares sold by us and the selling stockholders pursuant to the underwriters' option to purchase additional shares of Class A common stock. Morgan Stanley & Co. LLC, BofA Securities, Inc. and Jefferies LLC acted as representatives of the underwriters for the offering.

We received net proceeds of $67.9 million after deducting underwriting discounts and commissions and prior to paying any offering expenses. The secondary public offering terminated after the sale of all securities registered pursuant to the Registration Statement.

We used the net proceeds from these offerings as described in the notes to the consolidated financial statements included in this annual report on Form 10-K. There was no material change in the use of the proceeds from these offerings as described in the Registration Statements.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

We conduct substantially all of our activities through our subsidiary, EWC Ventures, LLC and its subsidiaries. We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Our fiscal quarters are composed of 13 weeks each, except for 53-week fiscal years for which the fourth quarter will be composed of 14 weeks.

A discussion regarding our financial condition and results of operations for the year ended December 25, 2021 compared to the year ended December 26, 2020 is presented in the following sections. A discussion regarding our financial condition and results of operations for the year ended December 25, 2020 compared to the year ended December 28, 2019 can be found in our prospectus dated August 4, 2021, filed with the Securities and Exchange Commission (the "SEC") on August 6, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (referred to herein as the “Prospectus”).

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 20 million waxing services in 2021 and over 13 million waxing services in 2020 generating $797 million and $469 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 853 locations across 44 states as of December 25, 2021. Of these locations, 848 are franchised centers operated by franchisees and five are corporate-owned centers.

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

Hair removal solutions are consistently in demand, given the recurring nature of hair growth. The OOH waxing market is the fastest-growing hair removal solution in the United States, defined by a total addressable market of $18 billion with annualized growth that is more than double other hair removal alternatives. European Wax Center has become the category-defining brand within this rapidly growing market and became so by professionalizing a highly fragmented sector where service consistency, hygiene, and customer trust were not historically offered. We are approximately six times larger than the next largest waxing-focused competitor by center count and approximately 13 times larger by system-wide sales. Our unmatched scale enables us to drive broader brand awareness, ensures our licensed wax specialists are universally trained at the highest standards and drive consistent financial performance across each center.

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

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. We aspire to grow between 7% to 10% of our center count each year. Our center count grew 7% and 6% during fiscal year 2021 and fiscal year 2020, respectively, and has grown each year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly-trained wax specialists that our brand has been known for since our initial opening. We believe that none of our existing markets are fully penetrated, and that we have a significant whitespace opportunity of more than 3,000 locations for our standard center format across the United States. Our centers have a long track record of sustained growth delivering ten consecutive years of positive same-store sales growth through 2019 with resilient performance through economic cycles.

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

	Year Ended
(in thousands, except operating data and percentages)	December 25, 2021	December 26, 2020
Number of system-wide centers (at period end)	853	796
System-wide sales	$796,507	$468,764
Same-store sales(1)	6.7%	(35.6)%
New center openings	57	46
AUV	$966	$606

(1)
Same-store sales increase for the year ended December 25, 2021 is calculated in comparison to the year ended December 28, 2019 due to the significant decline in our sales in 2020 due to COVID-19. We believe this presents a more meaningful comparison of same-store sales. As described below, we typically remove stores from our calculation of same-store sales if they are closed for more than six consecutive days. However, given the widespread and unprecedented impact of COVID-19 same-store sales for the year ended December 26, 2020 were calculated without removing stores that were closed for longer than six days due to COVID-19.

The table below presents changes in the number of system-wide centers for the periods indicated:

	Year Ended
	December 25, 2021	December 26, 2020
System-wide Centers
Beginning of Period	796	750
Openings	61	52
Closures	(4)	(6)
End of Period	853	796

Recent Developments

As more fully described in the notes to consolidated financial statements included in this annual report on Form 10-K, in fiscal year 2021 we completed a series of transactions including:

•
Reorganization Transactions, which among other things, resulted in the Company being appointed as the sole managing member of the EWC Ventures and the Company entering into the tax receivable agreement ("TRA").
•
The initial and secondary public offerings of the Company’s class A common stock; and

•
The entry into a new credit agreement consisting of a $180.0 million term loan (“2026 Term Loan”) and a $40.0 million revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”) which replaced our previous senior secured credit agreement.

On March 15, 2022, the Company announced that certain of its subsidiaries intend to complete a refinancing of our existing 2026 Credit Agreement with a new securitized financing facility. The Company intends to replace the 2026 Credit Agreement with a new securitized financing facility expected to be comprised of $400.0 million principal amount of senior fixed-rate term notes and $40.0 million principal amount of variable funding notes.

For additional information regarding these transactions, see Notes to Consolidated Financial Statements included in this annual report on Form 10-K.

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

Guest Preferences and Demands. Our ability to maintain our appeal to existing guests and attract new guests depends on our ability to develop and offer a compelling assortment of services responsive to guest preferences and trends. We estimate that more than two-thirds of OOH waxing consumers start waxing by age 29 or earlier. We also believe that OOH waxing is a recurring need that brings guests back for services on a highly recurring basis which is reflected in the predictability of our financial performance over time. Our guests’ routine personal-care need for OOH waxing is further demonstrated by the top 20% of guests who visit us, on average, approximately every four weeks.

Our Ability to Source and Distribute Products Effectively. Our revenue and operating income are affected by our ability to purchase our products and supplies in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some products or supplies in a manner that matches market demand from our guests, leading to lost revenue. We depend on two key suppliers to source our Comfort Wax and one key supplier to source our branded retail products and we are thus exposed to concentration of supplier risk.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of our Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 55.8% and 55.1% of our total revenue for the years ended December 25, 2021 and December 26, 2020, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.4% and 24.8% of our total revenue for the years ended December 25, 2021 and December 26, 2020, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.8% and 13.0% of our total revenue for the years ended December 25, 2021 and December 26, 2020, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 6.0% and 7.1% of our total revenue for the years ended December 25, 2021 and December 26, 2020, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the Consolidated Balance Sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Income Tax Expense: We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of EWC Ventures and are taxed at the statutory corporate tax rates. Income tax expense includes both current and deferred income tax expense.

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

Results of Operations

The following tables presents our Consolidated Statements of Operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Years Ended
	December 25, 2021	December 26, 2020	$ Change	% Change
Revenue:
Product sales	$99,740	$56,977	$42,763	75.1%
Royalty fees	43,648	25,674	17,974	70.0%
Marketing fees	24,610	13,465	11,145	82.8%
Other revenue	10,680	7,291	3,389	46.5%
Total revenue	178,678	103,407	75,271	72.8%
Operating expenses:
Cost of revenue	46,841	35,508	11,333	31.9%
Selling, general and administrative	61,812	38,997	22,815	58.5%
Advertising	24,990	11,495	13,495	117.4%
Depreciation and amortization	20,333	19,582	751	3.8%
Loss on disposal of assets and non-cancellable contracts	335	1,044	(709)	(67.9)%
Total operating expenses	154,311	106,626	47,685	44.7%
Income (loss) from operations	24,367	(3,219)	27,586	857.0%
Interest expense	20,286	18,276	2,010	11.0%
Income (loss) before income taxes	4,081	(21,495)	25,576	119.0%
Income tax expense	114	—	114	—
Net income (loss)	$3,967	$(21,495)	$25,462	118.5%
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	10,327	(21,495)	31,822	148.0%
Less: net loss attributable to noncontrolling interests	(2,945)	—	(2,945)	—
Net loss attributable to European Wax Center, Inc.	$(3,415)	$—	$(3,415)	—

The following table presents the components of our Consolidated Statements of Operations for each of the periods indicated, as a percentage of revenue:

	For the Years Ended
	December 25, 2021	December 26, 2020
Revenue:
Product sales	55.8%	55.1%
Royalty fees	24.4%	24.8%
Marketing fees	13.8%	13.0%
Other revenue	6.0%	7.1%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.2%	34.3%
Selling, general and administrative	34.6%	37.7%
Advertising	14.0%	11.1%
Depreciation and amortization	11.4%	18.9%
Loss on disposal of assets and non-cancellable contracts	0.2%	1.0%
Total operating expenses	86.4%	103.1%
Income (loss) from operations	13.6%	(3.1)%
Interest expense	11.4%	17.7%
Income (loss) before income taxes	2.3%	(20.8)%
Income tax expense	0.1%	—
Net income (loss)	2.2%	(20.8)%
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	5.7%	(20.8)%
Less: net loss attributable to noncontrolling interests	(1.6)%	—
Net loss attributable to European Wax Center, Inc.	(1.9)%	—

Comparison of the Years Ended December 25, 2021 and December 26, 2020

Revenue

Total revenue increased $75.3 million, or 72.8%, to $178.7 million during the year ended December 25, 2021, compared to $103.4 million for the year ended December 26, 2020. The increase in total revenue was largely due to our results for the year ended December 26, 2020 being impacted by center closures and restrictions stemming from the COVID-19 pandemic. In addition, we had 57 new center openings which became operational during the period from December 27, 2020 to December 25, 2021.

Product Sales

Product sales increased $42.8 million, or 75.1%, to $99.7 million during the year ended December 25, 2021, compared to $57.0 million for the year ended December 26, 2020. The increase in product sales during the year ended December 25, 2021 was primarily due to the negative impact of center closures and restrictions resulting from the COVID-19 pandemic on product sales during the year ended December 26, 2020. In addition, the increase in product sales was also partially attributable to shipments of a new product line to franchisees in the current year and new center openings which became operational during the period from December 27, 2020 to December 25, 2021.

Royalty Fees

Royalty fees increased $18.0 million, or 70.0%, to $43.6 million during the year ended December 25, 2021, compared to $25.7 million for the year ended December 26, 2020. The increase in royalty fees during the year ended December 25, 2021 was the result of the negative impact of the COVID-19 pandemic on network revenues during the year ended December 26, 2020. In addition, the increase in royalty fees was also partially attributable to new center openings which became operational during the period from December 27, 2020 to December 25, 2021.

Marketing Fees

Marketing fees increased $11.1 million, or 82.8%, to $24.6 million during the year ended December 25, 2021, compared to $13.5 million for the year ended December 26, 2020. Marketing fees increased primarily due to the negative impact of the COVID-19 pandemic on network revenues during the year ended December 26, 2020.

Other Revenue

Other revenue increased $3.4 million or 46.5%, to $10.7 million during the year ended December 25, 2021, compared to $7.3 million for the year ended December 26, 2020. The increase in other revenue during the year ended December 25, 2021 was primarily due to the continuing negative impact of corporate-owned center closures and restrictions resulting from the COVID-19 pandemic during the year ended December 26, 2020. In addition, we waived technology fees for closed centers in 2020 to provide relief to our franchisees from the adverse impact of the COVID-19 pandemic.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $11.3 million, or 31.9%, to $46.8 million during the year ended December 25, 2021, compared to $35.5 million for the year ended December 26, 2020. The increase in cost of revenue was largely the result of higher revenues in the current year period as compared to our revenues for the year ended December 26, 2020, which were impacted by center closures and restrictions stemming from the COVID-19 pandemic. This increase in cost of revenue was partially offset by an in increase in the inventory obsolescence reserve during the year ended December 26, 2020 related to a pilot program for certain products with a limited shelf-life that did not have a chance to scale due to COVID-19, as well as a planned product restaging effort approved by management in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses increased $22.8 million, or 58.5%, to $61.8 million during the year ended December 25, 2021, compared to $39.0 million for the year ended December 26, 2020. The increase in selling, general and administrative expenses was primarily due to increased payroll and benefits, professional fees and insurance expenses. The increase in payroll and benefits expense resulted from increased equity-based compensation due to the modification of certain pre-IPO equity awards and the issuance of new equity awards, cash bonus payments made in connection with our IPO and increased headcount at our corporate office as we prepared to become a public company. In addition, payroll and benefits expense during the year ended December 26, 2020 was lower due to our reduction and temporary furlough of certain corporate employees resulting from the impact of COVID-19. The increase in professional fees in the current year was attributable to preparations for our initial public offering. The increase in insurance expense was primarily attributable to the purchase of additional lines of coverage due to becoming a public company. These increases were partially offset by a decrease in commissions resulting from the reacquisition of rights from certain area representatives and a decrease in relocation costs in fiscal year 2021 compared to fiscal year 2020.

Advertising

Advertising expenses increased $13.5 million, or 117.4%, to $25.0 million during the year ended December 25, 2021, compared to $11.5 million for the year ended December 26, 2020. The increase in advertising expense was largely attributable to our suspension of marketing activities in the prior year commensurate with the center closures caused by the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 3.8%, to $20.3 million during the year ended December 25, 2021, compared to $19.6 million for the year ended December 26, 2020. The increase in depreciation and amortization expense was primarily driven by an increase in amortization expense for the additional reacquired rights from area representatives completed during fiscal years 2020 and 2021.

Interest expense

Interest expense increased $2.0 million, or 11.0%, to $20.3 million during the year ended December 25, 2021, compared to $18.3 million for the year ended December 26, 2020. The increase in interest expense was primarily due to a $6.3 million loss on debt extinguishment incurred with our refinancing transaction executed in fiscal year 2021. However, this increase was partially offset by lower interest expense on the 2026 Term Loan due to the reduced principal balance and interest rate on the Previous Term Loan and the payoff of our Previous Revolving Credit Facility.

Income Tax Expense

We recorded $0.1 million in income tax expense for the year ended December 25, 2021 primarily due to state income taxes. This differs from the federal statutory income tax rate primarily as a result of the impact of the Company’s full valuation allowance against its net federal and state deferred taxes. Other drivers of the effective tax rate include non-taxable income generated prior to the Reorganization Transactions, non-taxable income attributable to non-controlling interest, and the tax effects of stock compensation.

Prior to the Reorganization Transactions, EWC Ventures, our financial reporting predecessor, was a pass-through entity and not subject to income tax. As such, there was no income tax expense for periods prior to August 4, 2021. We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 15% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Year Ended
	December 25, 2021	December 26, 2020
(in thousands)
Net income (loss)	$3,967	$(21,495)
Interest expense	20,286	18,276
Provision for income taxes	114	—
Depreciation	1,490	1,649
Amortization	18,843	17,933
EBITDA	$44,700	$16,363
Exit costs - lease abandonment(1)	—	159
Corporate headquarter relocation(2)	—	671
Share-based compensation(3)	11,135	2,052
IPO-related costs(4)	4,971	179
IPO-related compensation expense(5)	2,343	—
Other compensation-related costs(6)	380	577
Other (7)	596	—
Adjusted EBITDA	$64,125	$20,001

(1)
Represents exit costs related to abandoned leases resulting from our corporate headquarters relocation.
(2)
Represents costs related to employee relocation, severance and moving fees resulting from our corporate headquarter relocation.
(3)
Represents non-cash equity-based compensation expense.
(4)
Represents legal, accounting and other costs incurred in preparation for the initial public offering.
(5)
Represents cash-based compensation expense recorded in connection with the initial public offering.
(6)
Represents costs related to reorganization driven by COVID-19 and buildup of executive leadership team.
(7)
Represents non-core operating expenses identified by management. For fiscal year 2021 these costs relate to the settlement of a legal matter and remeasurement of our tax receivable agreement liability.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our secured term loan and revolving credit facility and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $43.3 million as of December 25, 2021.

In August 2021, concurrent with our initial public offering, we entered into a new credit agreement providing for the 2026 Term Loan and 2026 Revolving Credit Facility. The proceeds from the new term loan were used together with proceeds from our initial public offering to fully repay the Previous Term Loan and Previous Revolving Credit Facility. See the notes to the consolidated financial statements (Note 10 —Long-Term Debt) contained elsewhere in this annual report on Form 10-K for more information.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through December 25, 2021 are currently expected to be $115.0 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income (loss) before income taxes on the Consolidated Statements of Operations in the period in which the change occurs. We recorded a liability of $59.2 million based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

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

We expect capital expenditures for the year ending December 31, 2022 (“fiscal year 2022”) to be approximately $2.5 million. The majority of these capital expenditures will be to support investments in technology, including enhancements to data infrastructure and our e-commerce platform, as well as general investments in our corporate-owned centers. We anticipate our cash on hand and future cash flows from operations will provide the funds needed to meet our anticipated capital expenditure needs in fiscal year 2022.

We also have contractual obligations, including non-cancellable operating leases for office space and various retail locations, with terms expiring through 2032. Rent expense from our operating leases was $2.4 million and $3.1 million for fiscal years 2021 and 2020, respectively, included in selling, general and administrative expense on the Consolidated Statements of Operations. Future minimum annual rental payments required under these operating lease agreements as of December 25, 2021 is presented within the notes to our audited consolidated financial statements (Note 12—Commitments and contingencies), included elsewhere in this annual report on Form 10-K. Additionally, we have various contractual commitments with third parties whereby we expect to pay $11.3 million in fiscal year 2022, through cash on hand and operating cash flows.

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

2026 Credit Agreement

Our 2026 Credit Agreement consists of the 2026 Term Loan and the 2026 Revolving Credit Facility. Borrowings under the 2026 Term Loan bear interest at an index rate as defined in the credit agreement plus an applicable margin of 3.0% (The all-in rate was 3.1% at December 25, 2021). The 2026 Term Loan requires principal payments payable in quarterly installments with the final scheduled principal payment on the outstanding 2026 Term Loan borrowings due on August 9, 2026. There were no outstanding borrowings under the 2026 Revolving Credit Facility as of December 25, 2021.

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

If the Company fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan and revolving credit facility commitments under the 2026 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, under the 2026 Credit Agreement could be declared immediately due and payable. For additional information regarding our long-term debt activity, see Note to Consolidated Financial Statements (Note 10—Long-term debt) contained elsewhere in this annual report on Form 10-K.

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

We recognize as assets or liabilities at fair value the estimated amounts we would receive or pay upon a termination of the interest rate cap prior to the scheduled maturity date. As of December 25, 2021, the fair value of the interest rate cap derivative instrument was estimated to be a liability of $0.3 million, with $0.2 million classified within Other current liabilities and $0.1 million within Other long-term liabilities on the Consolidated Balance Sheet. The fair value is based on information that is model-driven and whose inputs were observable.

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in “Risk Factors—Risks Related to Our Organization and Structure—We are required to pay the EWC Ventures' pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” included elsewhere in this annual report on Form 10-K to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented (amounts in thousands):

	Year Ended
	December 25, 2021	December 26, 2020
Net cash provided by (used in):
Operating activities	$41,346	$1,397
Investing activities	(8,203)	(36,843)
Financing activities	(26,562)	61,902
Net increase in cash	$6,581	$26,456

Operating Activities

During the year ended December 25, 2021, net cash provided by operating activities was $41.3 million compared to net cash provided by operating activities of $1.4 million for the year ended December 26, 2020, an increase of $39.9 million. This improvement was largely attributable to our improved operating results in fiscal year 2021 compared to the fiscal year 2020, which was severely impacted by the COVID-19 pandemic. In addition, the increase in working capital requirements in fiscal year 2021 was less than the working capital increase in fiscal year 2020. The increase in working capital in 2021 was primarily attributable to increases of $2.2 million and $9.5 million in accounts receivable and inventory, respectively, resulting from our improved performance in 2021. These increases in working capital were partially offset by an $8.7 million increase in accounts payable and accrued expenses largely driven by increased inventory purchases and accrued professional fees.

Investing Activities

During the year ended December 25, 2021 and December 26, 2020, we used $7.6 million and $34.7 million of cash, respectively, for the reacquisition of area representative rights. Investing activities related to capital expenditures were $0.6 million in fiscal year 2021 and $2.2 million in fiscal year 2020, respectively.

Financing Activities

During the year ended December 25, 2021 cash used in financing activities was $26.6 million compared to net cash provided by financing activities of $61.9 million for the for the year ended December 26, 2020. Financing activities during the year ended December 25, 2021 were largely the result of the Reorganization Transactions, the IPO and secondary public offerings and the debt refinancing transactions and consisted of the following:

•
The receipt of cash proceeds from the following sources:
•
$212.9 million from our initial and secondary public offerings of Class A common stock, net of underwriting discounts and offering expenses
•
$179.4 million from the 2026 term loan, net of debt discount
•
Payments made for the following items:
•
$270.6 million to fully repay our Previous Term Loan and Previous Revolving Credit Facility
•
$2.4 million for debt extinguishment costs related to the Previous Term Loan
•
$1.3 million in deferred financing costs related to the 2026 Term Loan and 2020 Revolving Credit Facility
•
$138.4 million to repurchase Class B common stock and an equivalent number of EWC Ventures common units from certain EWC Ventures members
•
$0.9 million to repurchase EWC Class A units which were outstanding prior to the Reorganization Transactions
•
$5.3 million in net tax distribution payments made to EWC Ventures members

Financing activities during the year ended December 26, 2020 primarily consisted of additional funding obtained to optimize our cash position in preparation for a potential, prolonged impact of the COVID-19 pandemic on our business, and to support our investments in the reacquisition of area representative rights. In fiscal year 2020 we drew down $27.0 million on our revolving credit facility and increased our term loan by $15.0 million. In addition, we received $24.9 million in contributions from members in exchange for the issuance of the Class D units during the year ended December 26, 2020.

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

The critical accounting policies requiring estimates, assumptions and judgements that we believe have the most significant impact on our financial statements are described below.

Revenue Recognition: Revenue from contracts with customers consists primarily of product sales, royalties, marketing fees and other fees resulting from our franchise agreements.

Product sales primarily include the sale of wax and other products used in the provision of wax services to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized when control transfers. Generally, customers take control when the risk of loss, title and insurable risks have transferred to the customer.

Royalty fees are earned based on a percentage of franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement. Our franchise agreement royalties represent sales-based royalties that are related entirely to our performance obligation under the applicable franchise agreement and are recognized as franchise sales occur.

Marketing fees are primarily earned based on a percentage of franchisees’ gross sales, net of retail product sales and a fixed fee for search engine optimization and marketing services.

Franchise fees consist primarily of revenues earned from the delivery of services to franchisees over the franchise license term. The Company’s primary performance obligations under the franchise license center are granting the use of the European Wax Center trademarks, system, training, preopening assistance and operating assistance in exchange for franchise fees. The rights to use the Company’s intellectual property and all other services the Company provides under the applicable franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for under ASC 606 as a single performance obligation, which is satisfied by granting certain rights to use our intellectual property over the term of each franchise agreement.

Initial franchise fees paid by the franchisee are recognized as revenue on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of ten years. These agreements also convey one extension term up to ten years, depending on contract terms and if certain conditions are met. Amounts collected in advance for franchise fees are recorded as deferred revenue on the Consolidated Balance Sheets.

Inventory Valuation: Our inventories are substantially comprised of wax, wholesale products consumed in the application of wax services and European Wax Center branded products including in-grown hair serums, exfoliates, body washes, lotions, and creams. Inventory is recorded at the lower of cost or net realizable value using the FIFO method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We record adjustments to our inventory reserves if the cost of a specific product on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, age of inventory, and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future results may be unfavorably or favorably affected by adjustments to these estimates. We do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory reserves.

Goodwill: Goodwill is recognized for the excess of the fair value of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination and is not subject to amortization. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually on October 1 of the fiscal year, or more frequently if impairment indicators arise. Factors that could trigger an impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the overall business and significant negative industry or economic trends.

Goodwill is tested for impairment annually at a reporting unit level. We have determined that we have one reporting unit which is the same as our sole operating segment. We first perform a qualitative assessment of goodwill, a Step 0 analysis, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a quantitative impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill.

When performing a quantitative impairment test we make various estimates and assumptions in determining the estimated fair value of our reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies and transactions in our reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are highly reliant on various assumptions, including projected business results, long-term growth factors and discount rate. Management judgement is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. We perform sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and discount rate estimates.

We performed our annual goodwill impairment test using the qualitative approach as of October 1, 2021 and concluded there was no impairment as of that date. Factors that we considered in determining that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value included the results of the quantitative test performed in fiscal year 2020, our forecasts of future operating performance, market conditions, and other negative factors. In addition, we also considered our market capitalization relative to our net assets as of the testing date. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

No goodwill impairment charges were recognized for goodwill for fiscal years 2021, 2020 or 2019. For additional information related to our goodwill, see Notes to Consolidated Financial Statements (Note 8—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

Intangible Assets: Intangible assets primarily consist of franchisee relationships, trade names and reacquired area representative rights. Franchisee relationships are amortized on a straight-line basis over their estimated useful life of ten years. Reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement with the area representative. The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. Trade names were deemed to have an indefinite life. Intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually as of October 1 of the fiscal year, or more frequently if impairment indicators arise. Factors that could trigger an impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the overall business and significant negative industry or economic trends.

Indefinite-lived intangible assets, including our trade names, are tested for impairment at the unit of account. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. When necessary, a quantitative impairment test is performed by determining the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment. After recognition of the impairment, if any, the asset is amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

When a quantitative analysis is performed, we test these assets using a “relief-from-royalty” valuation method to determine the fair value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the discount rate for a market participant, and royalty rates.

We performed our annual impairment test for our trade name intangible asset using the qualitative approach as of October 1, 2021 and concluded there was no impairment as of that date. Factors that we considered in determining that it was not more likely than not that the carrying value of our trade name intangible asset exceeded its fair value included the results of the quantitative test performed in fiscal year 2020, our forecasts of future operating performance, market conditions, and other negative factors. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

No impairment charges were recognized for our intangible assets for fiscal years 2021, 2020 or 2019. For additional information related to our intangible assets, see Notes to the Consolidated Financial Statements (Note 8—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

Income taxes: We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), using the asset and liability method. Deferred income taxes are provided on temporary differences between the financial reporting and tax bases of its assets and liabilities. Such net tax effects of temporary differences are reflected on the Company’s Consolidated Balance Sheets as deferred tax assets and liabilities and are measured by applying the enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely- than-not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740 we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses as well as the reversal of existing deferred tax liabilities, historical and forecasted taxable income (exclusive of reversing temporary differences and carryforwards) in our assessment. In evaluating such projections, the Company considers its history of profitability and cumulative earnings/losses, the competitive environment, and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration. To the extent the Company determines that, based on the weight of available evidence, all or a portion of its valuation allowance is no longer necessary, the Company will recognize the change in the period such determination occurs. It is possible that such change to the Company’s valuation allowance could have a material impact on our consolidated results of operations and/or financial position.

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

Tax Receivable Agreement: We entered into the TRA with the EWC Ventures Pre-IPO Members that provides for the payment by the Company to the EWC Ventures Pre-IPO Members of 85% of the benefits, if any, that the Company realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. We record liabilities for amounts payable under the TRA in the period in which the payment is deemed to be probable.

As of December 25, 2021, future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the initial public offering and through December 25, 2021 are expected to be $115.0 million.

Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by the EWC Ventures Pre-IPO Members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. Amounts payable under the TRA are contingent upon, among other things, the generation of future taxable income. The projection of future taxable income involves significant judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions including the growth rate of the Company and the amount, character, and timing of the taxable income in the future. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRA. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the Consolidated Statements of Operations in the period in which the change occurs.

As of December 25, 2021, the TRA liability recorded was $59.2 million based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

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

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in this annual report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of the potential impact of the pronouncements on our financial condition and results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

To mitigate our exposure to rising interest rates, we entered into an interest rate cap agreement in December 2018 to limit the variable index rate (1-month LIBOR) to 4.5% on $175.0 million of principal outstanding on our 2026 Term Loan. The agreement was effective on December 31, 2018 and applies to interest payments from and including January 31, 2019 through September 25, 2024.

Foreign Currency Risk

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Commodity Price Risk

We are exposed to market risk related to changes in commodity prices. Our primary exposure to commodity price risk is the pricing of our wax purchased from our significant suppliers, which may be adjusted upwards or downwards based on changes in prices of certain raw materials used in the production process. To date, there have been no price adjustments due to changes in raw material prices.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	61
Consolidated Balance Sheets for the years ended December 25, 2021, and December 26, 2020	62
Consolidated Statements of Operations for the years ended December 25, 2021, December 26, 2020 and December 28, 2019	63
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 25, 2021, December 26, 2020 and December 28, 2019	64
Consolidated Statements of Cash Flows for the years ended December 25, 2021, December 26, 2020 and December 28, 2019	65
Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity for the years ended December 25, 2021, December 26, 2020 and December 28, 2019	66
Notes to Consolidated Financial Statements	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of European Wax Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of European Wax Center, Inc. and subsidiaries (the "Company") as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, comprehensive income (loss), mezzanine equity and stockholders'/members' equity, and cash flows, for each of the three years in the period ended December 25, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 15, 2022

We have served as the Company's auditor since 2019.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share/unit and per share/unit amounts)

	December 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$43,301	$36,720
Accounts receivable, net	6,656	5,070
Inventory, net	19,423	10,280
Prepaid expenses and other current assets	5,927	4,574
Advances to related parties	—	689
Total current assets	75,307	57,333
Property and equipment, net	3,863	5,039
Intangible assets, net	201,995	213,267
Goodwill	328,551	328,551
Other non-current assets	3,723	2,710
Total assets	$613,439	$606,900
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS'/MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,155	$13,489
Long-term debt, current portion	5,625	2,428
Deferred revenue, current portion	3,004	2,351
Other current liabilities	182	181
Total current liabilities	31,966	18,449
Long-term debt, net	172,607	262,975
Tax receivable agreement liability	59,167	—
Deferred revenue, net of current portion	6,787	6,528
Other long-term liabilities	1,671	925
Total liabilities	272,198	288,877
Commitments and contingencies (Note 12)
Mezzanine equity:
Class A Founders’ Units (none and 8,309,193 Class A Founders’ Units authorized, issued and outstanding as of December 25, 2021 and December 26, 2020, respectively)	—	89,240
Class D Units (none and 2,500,000 Class D Units authorized, issued and outstanding as of December 25, 2021 and December 26, 2020, respectively; aggregate liquidation preference of $26,670 as of December 26, 2020)	—	24,909
Members’ equity:
Class A Units (none and 26,401,089 Class A Units authorized, issued and outstanding as of December 25, 2021 and December 26, 2020, respectively)	—	265,791
Class B Unit (none and 1 Class B Unit authorized, issued and outstanding as of December 25, 2021 and December 26, 2020, respectively)	—	—
Class C Units (none and 1,000 Class C Units authorized, issued and outstanding as of December 25, 2021 and December 26, 2020, respectively)	—	—
Members’ deficit:	—	(61,390)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of December 25, 2021.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 36,932,423 shares issued and outstanding as of December 25, 2021)	0	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 26,700,477 shares issued and outstanding as of December 25, 2021)	0	—
Additional paid-in capital	182,919	—
Accumulated deficit	(3,487)	—
Accumulated other comprehensive loss	(45)	(527)
Total stockholders' equity attributable to European Wax Center, Inc.	179,387	—
Noncontrolling interests	161,854	—
Total stockholders' equity/member's equity	341,241	318,023
Total liabilities, mezzanine equity and stockholders'/member's equity	$613,439	$606,900

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except unit and per unit amounts)

	For the Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
REVENUE
Product sales	$99,740	$56,977	$83,620
Royalty fees	43,648	25,674	36,737
Marketing fees	24,610	13,465	21,972
Other revenue	10,680	7,291	11,868
Total revenue	178,678	103,407	154,197
OPERATING EXPENSES
Cost of revenue	46,841	35,508	40,898
Selling, general and administrative(1)	61,812	38,997	64,967
Advertising	24,990	11,495	21,132
Depreciation and amortization	20,333	19,582	15,534
Loss on disposal of assets and non-cancellable contracts	335	1,044	4,451
Impairment of internally developed software	—	—	18,183
Gain on sale of centers	—	—	(2,120)
Total operating expenses	154,311	106,626	163,045
Income (loss) from operations	24,367	(3,219)	(8,848)
Interest expense	20,286	18,276	15,548
Income (loss) before income taxes	4,081	(21,495)	(24,396)
Income tax expense(2)	114	—	—
NET INCOME (LOSS)	$3,967	$(21,495)	$(24,396)
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	10,327	(21,495)	(24,396)
Less: net loss attributable to noncontrolling interests	(2,945)	—	—
NET LOSS ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$(3,415)	$—	$—
Basic and diluted net loss per share (3)
Class A Common Stock	$(0.11)	—	—
Basic and diluted weighted average shares outstanding
Class A Common Stock	32,234,507	—	—

(1) Includes the following amounts paid to related parties, see Note 18	117	200	200

(2) EWC Ventures, our financial reporting predecessor, is not subject to income taxes. As such, there was no income tax expense recorded in fiscal years 2019, 2020 and the period prior to August 4, 2021. See Note 19 for more information.

(3) Basic and diluted loss per share of Class A common stock is applicable only for the period from August 4, 2021 through December 25, 2021. See Note 20 for the calculation of the numbers of shares used in computation of net loss per share of Class A common stock and the basis for computation of net loss per share.

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Comprehensive Income (LOSS)

(Amounts in thousands)

	For the Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
NET INCOME (LOSS)	$3,967	$(21,495)	$(24,396)
Items included in other comprehensive loss:
Unrealized gain (loss) on cash flow hedge	286	208	(405)
TOTAL COMPREHENSIVE INCOME (LOSS)	$4,253	$(21,287)	$(24,801)
Less: total comprehensive income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	10,409	(21,287)	(24,801)
Less: total comprehensive loss attributable to non-controlling interests	(2,848)	—	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$(3,308)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of CASH FLOWS

(Amounts in thousands)

	For the Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Cash flows from operating activities:
Net income (loss)	$3,967	$(21,495)	$(24,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,333	19,582	15,534
Amortization of deferred financing costs	1,044	1,284	1,138
Loss on debt extinguishment	6,313	—	—
Loss on noncancellable contracts	—	1,085	2,532
Impairment of internally developed software	—	—	18,183
Loss on write-down of obsolete inventory	317	6,656	552
Provision for bad debts	616	—	—
Loss (gain) on disposal of property and equipment	335	(41)	1,920
Gain on sale of centers	—	—	(2,120)
Remeasurement of tax receivable agreement liability	195	—	—
Equity compensation	11,135	2,052	1,570
Changes in assets and liabilities:
Accounts receivable	(2,185)	1,721	1,096
Inventory	(9,460)	5,101	(5,355)
Prepaid expenses and other assets	(1,916)	(2,124)	(435)
Accounts payable and accrued liabilities	8,707	(10,499)	2,076
Deferred revenue	912	(666)	1,250
Other long-term liabilities	1,033	(1,259)	1,156
Net cash provided by operating activities	41,346	1,397	14,701
Cash flows from investing activities:
Purchases of property and equipment	(559)	(2,158)	(9,343)
Reacquisition of area representative rights	(7,644)	(34,685)	(33,189)
Cash received for sale of centers	—	—	1,838
Net cash used in investing activities	(8,203)	(36,843)	(40,694)
Cash flows from financing activities:
Proceeds on line of credit	—	27,000	—
Payments on line of credit	(30,000)	—	(3,500)
Proceeds on long-term debt	179,370	15,000	40,000
Principal payments on long-term debt	(240,553)	(2,397)	(2,050)
Deferred loan costs	(1,294)	(763)	(638)
Payments of debt extinguishment costs	(2,446)	—	—
Distributions to EWC Ventures LLC members	(5,270)	(1,847)	(5,194)
Contributions from EWC Ventures LLC members	—	24,909	—
Proceeds from public offerings of Class A common stock, net of underwriting discounts and offering expenses	212,941	—	—
Repurchase of Class A Units	(942)	—	—
Repurchase of Class B common stock and EWC Ventures common units	(138,368)	—	—
Advances to related parties, net	—	—	(811)
Net cash (used in) provided by financing activities	(26,562)	61,902	27,807
Net increase in cash	6,581	26,456	1,814
Cash, beginning of period	36,720	10,264	8,450
Cash, end of period	$43,301	$36,720	$10,264
Supplemental cash flow information:
Cash paid for interest	$11,763	$16,469	$17,342
Cash paid for income taxes	$10	$—	$—
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$89	$33	$148
Reacquired rights purchased included in accounts payable and accrued liabilities	$—	$—	$2,183
Non-cash financing activities:
Non-cash equity distributions	$689	$122	$—
Public offering expenses in accounts payable and accrued liabilities	$870	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Mezzanine Equity and STOCKHOLDERS'/Members’ Equity

(Amounts in thousands, except unit and per unit amounts)

																	Accumulated
	MEZZANINE EQUITY				STOCKHOLDERS'/MEMBERS’ EQUITY										Additional		other
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Member's	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	Deficit	interest	equity
Balance at December 29, 2018	8,309,193	$83,652	—	$—	26,401,089	$265,791	1	$—	1,000	$—	—	$—	—	$—	$—	$—	$(330)	$(6,170)	$—	$259,291
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,570	—	1,570
Cumulative impact of ASC 606 adoption	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(200)	—	(200)
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,194)	—	(5,194)
Unrealized loss on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(405)	—	—	(405)
Accretion of Class A Founders’ Units to redemption value	—	20,628	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,628)	—	(20,628)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,396)	—	(24,396)
Balance at December 28, 2019	8,309,193	104,280	—	—	26,401,089	265,791	1	—	1,000	—	—	—	—	—	—	—	(735)	(55,018)	—	210,038
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,052	—	2,052
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,969)	—	(1,969)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	208	—	—	208
Contributions from members, net of issuance costs of $91	—	—	2,500,000	24,909	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class A Founders’ Units to redemption value	—	(15,040)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,040	—	15,040
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,495)	—	(21,495)
Balance at December 26, 2020	8,309,193	89,240	2,500,000	24,909	26,401,089	265,791	1	—	1,000	—	—	—	—	—	—	—	(527)	(61,390)	—	203,874
Equity Compensation prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	667	—	667
Distributions prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,784)	—	(5,784)
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	—	—	—	—	—	—	(942)
Accretion of Class Founders’ Units to redemption value prior to reorganization transactions	—	112,403	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(112,403)	—	(112,403)
Net income prior to reorganization transactions																—		10,327		10,327
Unrealized gain on cash flow hedge prior to reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82	—	—	82
Effect of reorganization transactions	(8,309,193)	(201,643)	(2,500,000)	(24,909)	(26,311,170)	(264,849)	(1)	—	(1,000)	—	21,540,982	0	36,740,956	0	123,615	—	275	168,583	198,928	226,552
Issuance of Class A Common Stock, net of offering costs	—	—	—	—	—	—	—	—	—	—	12,530,805	0	—	—	212,071	—	—	—	—	212,071
Repurchase of Class B Common Stock and EWC Ventures Units from selling shareholders													(7,070,015)	0	(138,368)	—		—		(138,368)
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	—	—	—	—	—	—	—	—	—	—	2,850,000	0	(2,850,000)	0	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	10,636	0	—	—	0	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	—	—	—	—	—	—	—	—	—	—	(120,464)	0	0	—	—	—	—	—
Equity compensation subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,468	—	—	—	—	10,468
Distributions subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(103)	(72)	—	—	—	(175)
Establish tax receivable agreement liability subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,972)		—	—		(58,972)
Unrealized gain on cash flow hedge subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	107	—	97	204
Impact of change in ownership on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	34,208	—	18	—	(34,226)	—
Net loss subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,415)	—	—	(2,945)	(6,360)
Balance at December 25, 2021	—	—	—	—	—	—	—	—	—	—	36,932,423	0	26,700,477	0	182,919	(3,487)	(45)	—	161,854	341,241

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except share/unit and per share/unit amounts)

1. Nature of business and organization

European Wax Center, Inc. (the “Company”) was formed as a Delaware corporation on April 1, 2021. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of EWC Ventures, LLC ("EWC Ventures") and its subsidiaries. Through its subsidiaries, the Company is engaged in selling franchises of European Wax Center, distributing facial and body waxing products to franchisees which are used to perform waxing services and providing branded facial and body waxing products directly to consumers at various locations throughout the United States.

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The fiscal years ended December 25, 2021 (“fiscal year 2021”), December 26, 2020 (“fiscal year 2020”) and December 28, 2019 (“fiscal year 2019”) all consisted of 52 weeks.

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
•
We entered into the TRA with the EWC Ventures' pre-IPO members. See "Summary of Significant Accounting Policies" below and Note 19 -Income Taxes for more information on the TRA.

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
•
We entered into a new credit agreement consisting of a $180,000 term loan (“2026 Term Loan”) and a $40,000 revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”). The 2026 term loan and the 2026 revolving credit facility are described in more detail in Note 10- Long-Term Debt.
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

Secondary Public Offering

On November 15, 2021, we completed a secondary public offering (the “Secondary Offering”) of 2,701,601 shares of our Class A common stock to the public at a price of $26.25 per share for net proceeds of $67,900 after deducting underwriting discounts and commissions and prior to paying any offering expenses. In addition, certain of the Company's stockholders (the "selling stockholders") sold an additional 3,297,922 shares of the Company's Class A common stock. The Company received no proceeds from the sale of shares by the selling stockholders. The shares sold by the Company and the selling stockholders were inclusive of 782,546 shares of the Company's Class A common stock sold pursuant to the underwriters' option to purchase additional shares of the Company's Class A common stock. The proceeds from the Secondary Offering were used to purchase to 2,701,601 EWC Ventures Units and corresponding shares of Class B common stock for $67,900 from certain EWC Ventures Post-IPO Members. In connection with the Secondary Offering we incurred offering expenses of $1,300.

Share Exchange Transactions

During the year ended December 25, 2021 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 2,850,000 EWC Ventures Units and the corresponding shares of Class B common stock for 2,850,000 newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.
2. Summary of significant accounting policies

(a) Basis of presentation and consolidation

The accompanying consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC and includes the operations of the Company and EWC Ventures and its wholly owned subsidiaries. EWC Ventures is considered a variable interest entity. The Company is the primary beneficiary of EWC Ventures. As a result, the Company consolidates EWC Ventures.

EWC Ventures has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from December 30, 2018 through August 4, 2021 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of EWC Ventures. The amounts as of December 25, 2021 and for the period from August 4, 2021 reflect the consolidated operations of the Company.

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

(c) Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in financial institutions (in excess of federally insured limits) and accounts receivable. Concentrations of credit risk with respect to accounts receivable is limited due to the Company’s large number of franchisees and their dispersion across several geographic areas.

The Company enters into franchise agreements with unrelated third parties to build and operate centers using the European Wax Center brand within defined geographical areas. The Company believes that franchising is an effective and efficient means to expand the European Wax Center brand. The franchisee is required to operate its centers in compliance with its franchise agreement that includes adherence to operating and quality control procedures established by the Company.

The Company has not provided material loans, leases or guarantees to any franchisee or any of the franchisee’s employees or vendors. However, the Company may, from time to time, without obligation, provide relief for franchisees under the franchise agreement or acquire the assets of franchisees at fair value as determined under the franchise agreement if the franchise agreement terminates, subject to applicable law. The Company has minimal financial exposure for the collection of the royalty payments as royalties are generally collected weekly in arrears for the prior week’s sales.

(d) Segment information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

(e) COVID-19 pandemic

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

(f) Revenue recognition

Revenue from Contracts with Customers

The Company transitioned to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (“ASC 606”), from ASC Topic 605, Revenue Recognition and ASC Subtopic 952-605, Franchisors—Revenue Recognition (together, the “Previous Standards”) on December 30, 2018 using the modified retrospective transition method. The Company’s consolidated financial statements reflect the application of ASC 606 guidance beginning in fiscal year 2019. Upon adoption, the Company applied the new standard to all contracts not completed as of the adoption date.

Revenue Recognition Significant Accounting Policies

The Company’s revenues are comprised of product sales, royalty fees, marketing fees, and other revenues which includes technology fees, franchise fees, and service revenues from corporate-owned European Wax Center locations.

Product sales

Product sales primarily include the sale of wax, wholesale products consumed in the application of wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Generally, customers take control when the risk of loss, title and insurable risks have transferred to the customer.

Royalty fees

Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales. The royalty fee is 6.0% of the franchisees’ gross sales for such period and payment is remitted to the Company on a weekly basis. Franchise agreement royalties represent sales-based royalties that are related entirely to our performance obligation under the applicable franchise agreement and are recognized in the period the franchisees’ sales occur.

Marketing fees

Marketing fees are primarily earned based on a percentage of the franchisees’ gross sales, net of retail product sales. The marketing fee is 3.0% of the franchisees’ gross sales for such period and payment is remitted to the Company on a monthly basis and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services which is remitted on a monthly basis and recognized in the period when services are provided.

Other revenue

Other revenue primarily consists of service revenue and franchise fees, as well as technology fees, annual brand conference revenues, and training.

Service revenue from the Company’s corporate owned centers is recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred service revenue on the Consolidated Balance Sheets.

Franchise fees consist of initial franchise fees due at contract inception. The Company’s primary performance obligations under the franchise license are granting the use of the European Wax Center trademarks, system, training, preopening assistance, and center operating assistance in exchange for franchise fees. The rights to use the Company’s intellectual property, and all other services the Company provides under the franchise agreement are highly interrelated, not distinct within the contract, and therefore accounted for under ASC 606 as a single performance obligation, which is satisfied by granting certain rights to use our intellectual property over the term of each franchise agreement.

Initial franchise fees are payable by the franchisee upon signing a new franchise agreement and are recognized as revenue on a straight-line basis commencing at contract inception through the end of the initial franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. These agreements also convey one extension term up to 10 years, depending on contract terms if certain conditions are met. Amounts collected in advance for franchise fees are recorded as deferred revenues on the Consolidated Balance Sheets.

Technology fees, annual brand conference revenues, and training are recognized as the related services are delivered and are not material to the overall business.

(g) Cost of revenue

Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold to franchisees, retail merchandise sold in corporate-owned centers, distribution and outbound freight costs, direct labor and materials for services provided in corporate-owned centers, and inventory obsolescence charges.

(h) Commissions

The Company pays commissions to its area representatives on a weekly basis based on gross sales as royalty revenue is recognized. The commissions are calculated as 2.25% of the gross sales earned from franchisees in their territory, net of retail product sales which are excluded from franchisees’ royalty calculations, and are recognized in the period the franchisees’ sales occur. Area representatives also receive commission associated with the sales of new franchise licenses, which are amortized to expense over the expected life of the related franchise agreement. Commissions expense is included in selling, general and administrative expenses on the Consolidated Statements of Operations. The amount of commissions paid in fiscal year 2021 has substantially declined from fiscal years 2020 and 2019 following our reacquisition of area representative rights in fiscal years 2021 and 2020.

(i) Selling, general and administrative

Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of wages, benefits and other compensation-related costs, occupancy, third-party warehousing costs, information technology, legal, accounting and other professional fees. Selling, general and administrative expenses excluding equity- based compensation are expensed when incurred, refer to (k) below for discussion of equity-based compensation.

(j) Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses include print, digital and social media advertising costs. The Company expenses the costs related to its advertising in the period the related promotional event occurs.

(k) Equity-based Compensation

The Company recognizes compensation expense for equity awards to employees based on the estimated fair value of the equity instrument at the time of grant. For time-based awards, such expense is recognized over the requisite service period of the equity award, which is normally the vesting period. Compensation expense for performance-based awards with a market condition is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 16- Equity Based Compensation for further information.

(l) Income Taxes

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

(m) Tax Receivable Agreement

We entered into the TRA with the EWC Ventures' pre-IPO members that provides for the payment by the Company to the EWC Ventures pre-IPO members of 85% of the benefits, if any, that the Company realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in the our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial public and secondary offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. We record liabilities for amounts payable under the TRA in the period in which the payment is deemed to be probable. Further, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize tax benefits described above to reduce our cash taxes paid to a taxing authority.

(n) Noncontrolling Interests

The noncontrolling interests represent the economic interests of EWC Ventures held by members other than the Company. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures Units held by the Company and the other holders of EWC Ventures Units during the period

(o) Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented.

Diluted net loss per share adjusts the basic net loss per share calculation for the potential dilutive impact of common shares, such as equity awards, using the treasury stock method. Diluted net loss per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock as they are convertible into shares of Class A common stock when exchanged with a corresponding number of EWC Ventures Units.

(p) Cash and cash equivalents

Cash and cash equivalents are comprised of cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of 90 days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

(q) Accounts receivable

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for doubtful accounts, as needed. The Company evaluates its accounts receivable on an ongoing basis and may establish an allowance for doubtful accounts based on a combination of historical experience, aging analysis and information related to specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and it is determined that further collection efforts will be unsuccessful. Recoveries of receivables previously written off are recorded as income when received. Historically, the Company has not had a significant amount of write-offs.

(r) Inventory

Inventory is substantially comprised of wax, wholesale products consumed in the application of wax services and European Wax Center branded products including in-grown hair serums, exfoliates, body washes, lotions, and creams. Inventory is recorded at the lower of cost or net realizable value using the FIFO method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company determines inventory reserves by regularly reviewing and evaluating individual inventory items and their movement history. Inventory is reserved when deemed obsolete or unsellable. The cost of inventories also includes freight-in and U.S. Customs fees for the purchase of inventory.

(s) Leases

The Company leases various corporate-owned centers and office space to support ongoing business operations. Most lease arrangements contain tenant improvement allowances, rent holidays and/or rent escalation clauses. For purposes of recognizing incentives and minimum rent payments on a straight-line basis over the terms of the leases, the Company uses the date it takes possession of the leased space. For leases with renewal periods at the Company’s option, the Company determines the expected lease term based on whether the renewal of any options are reasonably assured at the inception of the lease. In addition to rent expense, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent.

For tenant improvement allowances, rent escalations, and rent holidays, the Company records a deferred rent liability in its Consolidated Balance Sheets and amortizes the deferred rent in the Consolidated Statements of Operations over the terms of the leases, included within selling, general and administrative expense, for corporate-owned centers and corporate office space.

(t) Property and equipment, net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated remaining useful life of the related asset, which ranges from one to ten years, as shown in the table below.

Estimated useful lives for Property and equipment are as follows:

Computer and other equipment	3-5 years
Computer software	4-7 years
Furniture and fixtures	3-7 years
Leasehold improvements	Lesser of the estimated useful life or the remaining lease term.

Additions to property and equipment include betterments and purchases. When long-lived assets are sold or otherwise disposed of, the asset account and related accumulated depreciation are relieved, and any gain or loss is included in operating income. Repairs and maintenance expenses are charged to operations when incurred.

The Company invests in software solutions from third party software vendors. Typically, these software solutions may require significant configuration and/or may require customization to integrate into the Company’s infrastructure. The Company includes these software purchases and direct consultant configuration fees within property and equipment, net on the Consolidated Balance Sheets. These purchases are segregated and not amortized until the software solution or significant components are ready for their intended use. Capitalized software costs are amortized on a straight-line basis over the asset’s estimated useful life. Expenses related to software solutions that do not qualify for capitalization are expensed as incurred. Recurring licensing or maintenance fees are expensed as incurred.

(u) Impairment or disposal of long-lived assets

The Company reviews long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the undiscounted future net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(v) Goodwill and indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of goodwill and trade names, which are not subject to amortization. The Company reviews the recoverability of goodwill and its trade names on an annual basis (October 1st of the fiscal year) and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment indicators that may necessitate impairment testing between the Company’s annual impairment tests include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the overall business, and significant negative industry or economic trends.

Goodwill is recognized for the excess of the fair value of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination and is not subject to amortization. Goodwill is tested for impairment at a reporting unit level. For all periods presented, the Company concluded that we have one reporting unit, which is also our sole operating segment. The Company first performs a qualitative assessment of goodwill, a Step 0 analysis, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When necessary, a quantitative impairment test of goodwill is performed, comparing the fair value of the reporting unit to the carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the reporting unit and its fair value is recorded against goodwill. No impairment was recorded against goodwill for the fiscal years 2021, 2020 or 2019.

Indefinite-lived intangible assets, including the Company’s trade names, are tested for impairment at the unit of account. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. When necessary, a quantitative impairment test is performed by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an indefinite-lived intangible is subsequently determined to have a finite useful life, the asset is first tested for impairment as described above and then amortized prospectively over its estimated remaining useful life in the same manner as other intangible assets that are subject to amortization. No impairment was recorded against the Company’s trade names for the fiscal years 2021, 2020 or 2019.

It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

(w) Fair value measurements

ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

(x) Financial instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Debt under the 2026 Term Loan of $180,000 approximates the fair value due to the variable rate and incorporates a measure of our credit risk.

(y) Derivative instruments and hedging activities

The Company uses interest rate caps to manage its exposure to variable interest rates. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge, the changes in fair value are recognized as a component of accumulated other comprehensive income/loss until the underlying hedge item is recognized in earnings. Fair values of derivative contracts are classified as current or long-term, depending on the maturity date of the derivative contract, and are presented in Other current liabilities and Other long-term liabilities, as applicable, on the Consolidated Balance Sheets. The cash flows from derivatives treated as hedges are classified on the Consolidated Statements of Cash Flows in the same category as the item being hedged.

The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement dates and standard valuation techniques to convert future amounts to a single present discounted amount reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to inputs other than those quoted prices that are observable for the asset or liability (specifically LIBOR swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient. Derivatives are discounted to present value at the measurement date at overnight index swap rates.

(z) Deferred financing costs

Deferred financing costs represent the cost of obtaining financing arrangements and are amortized over the term of the related debt agreement using the straight-line method for revolving debt arrangements and the effective interest method for term debt arrangements. Deferred financing costs related to revolving debt arrangements are recorded as a component of other non-current assets on the Consolidated Balance Sheets. Deferred financing costs related to term debt arrangement are reflected as a direct reduction of the related debt liability on the Consolidated Balance Sheets. Amortization of deferred financing costs are included in interest expense on the Consolidated Statements of Operations.

(aa) Accumulated other comprehensive loss

Accumulated other comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive loss is entirely comprised of the cumulative change in the fair value of our cash flow hedge. There were no reclassifications of other comprehensive income or loss to earnings during fiscal years 2021, 2020 and 2019.

(bb) Class A Founders’ Units and Class D Units subject to possible redemption

Prior to the Reorganization Transactions described in Note 1, the Company previously classified the Class A Founders’ Units and Class D Units as temporary equity in the mezzanine section of the Consolidated Balance Sheets due to the contingently redeemable nature of the Class A Founders’ Units and Class D Units. The Company believed that the related contingent events and the redemption of the Class A Founders’ Units is probable, and therefore the Class A Founders’ Units were measured at fair value. The Company’s accounting policy was to record the shares at the current redemption value (i.e. fair value) versus accreting over time to the redemption value. The Class A Founders’ Units and Class D Units are no longer outstanding as they were converted to EWC Ventures Units concurrent with the Reorganization Transactions.

(cc)Malware incident

In December 2019, a malware incident occurred where certain wax center professionals were not able to access their workstations nor the point of sale system. The Company engaged a third-party specialist to contain the incident and to conduct an investigation and concluded that there was no breach or compromise of assets including client data and there was no impact to the internal control over financial reporting or financial data. As remediation to the franchisees, the Company provided relief to help offset the impact of the outage in the form of royalty relief for half of December 2019 and waiver of the monthly technology and marketing fees. The incident resulted in a $1,767 reduction of Royalty fee revenue, $112 reduction of Other revenues, and an expense of $1,282 related to remediation efforts included in selling, general and administrative expense on the Consolidated Statements of Operations for the year ended December 28, 2019.

(dd) Implications of being an Emerging Growth Company

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

(ee) Recently adopted accounting pronouncements

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

(ff) Recently issued accounting pronouncements not yet adopted

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

The Company adopted this guidance on December 26, 2021, which is the beginning of fiscal year 2022, by applying the provisions of this guidance on a modified retrospective basis as of the effective date. As such, comparative periods will not be restated and the disclosures required under the new standard will not be provided for periods prior to December 26, 2021. We elected the package of practical expedients whereby we are not be required to: i) reassess whether any expired or existing contracts are or contain leases, ii) reassess the lease classification of existing leases and iii) reassess initial direct costs for any existing leases. We did not elect to utilize the hindsight practical expedient. Upon adoption of the new standard we elected to account for non-lease components related to real estate leases as a part of the related lease components for all of our leases. We also elected to not recognize leases with an initial term of 12 months or less on our balance sheet. We have assessed and updated our business processes, systems and controls to ensure compliance with the accounting and disclosure requirements of the new standard.

The Company’s leases are primarily accounted for as operating leases under existing guidance. The adoption of this new guidance will result in an impact to our balance sheet in the range of approximately $7,000 to $8,000 related to the establishment of operating lease liabilities and the corresponding operating lease right-of-use assets. The adoption of this guidance will not have a significant impact on our Consolidated Statements of Operations or on our Consolidated Statements of Cash Flows as our leases will retain their classifications as determined under current guidance.

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

3. Sales of corporate-owned centers

In May 2019, the Company sold seven corporate-owned centers for an aggregate purchase price of $1,838. The assets sold had a negative carrying value, as the carrying value of the centers’ liabilities exceeded the carrying value of the assets. The difference between the consideration received and the carrying value of the net assets sold was $2,120, which was recognized as a gain in the Consolidated Statements of Operations. The Company had no sales of corporate-owned centers during the years ended December 25, 2021 and December 26, 2020.

4. Fair value measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to their present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. These two types of inputs create a three-tier fair value hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Refer to Fair Value discussion within the Significant Accounting Policies section of Note 2 for the three levels of the valuation hierarchy.

The Company uses interest rate caps to manage its interest rate exposure. These interest rate caps are recorded at fair value. Changes in fair value of our interest rate caps are recognized as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company has elected to use the income approach to value the interest rate cap, using observable Level 2 market expectations at measurement dates and standard valuation techniques to convert future amounts to a single present discounted amount reflecting current market expectations about those future amounts. Level 2 inputs for derivative valuations are limited to inputs other than those quoted prices that are observable for the asset or liability (specifically LIBOR swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient. Derivatives are discounted to present value at the measurement date at overnight index swap rates. Refer to Note 11—Derivative instruments and hedging activity for additional discussion.

Fair value measurements are summarized below:

	Fair Market Value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate cap
December 25, 2021	$(242)	$—	$(242)	$—
December 26, 2020	$(527)	$—	$(527)	$—

5. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 25, 2021	December 26, 2020
Prepaid inventory	$—	$2,000
Prepaid insurance	2,308	324
Prepaid other & other current assets	3,619	2,250
Total	$5,927	$4,574

The prepaid other & other current assets amounts are primarily composed of prepaid technology, marketing and maintenance contracts, sales taxes and rent.

6. Inventory

Inventory is comprised of finished goods. The allowance for obsolete inventory included in inventory on the Consolidated Balance Sheets was $5,055 and $6,599 as of December 25, 2021 and December 26, 2020, respectively.

A summary of changes in the inventory obsolescence reserve for fiscal years 2021 and 2020 is as follows:

	December 25, 2021	December 26, 2020
Balance, beginning of year	$6,599	$1,229
Charged to costs and expenses	317	6,656
Write-offs of reserved inventory	(1,861)	(1,286)
Balance, end of year	$5,055	$6,599

The increase in the inventory obsolescence reserve during the year ended December 26, 2020 related to a pilot program for certain retail products with a limited shelf-life that did not have a chance to scale, due to COVID-19, as well as a planned product restaging effort approved by management during the year ended December 26, 2020.

7. Property and equipment, net

Property and equipment consisted of the following:

	December 25, 2021	December 26, 2020
Computer and other equipment	$583	$487
Computer software	7,458	8,700
Furniture and fixtures	1,162	974
Leasehold improvements	2,433	2,433
Construction in process	269	—
Software implementation in process	—	90
Property and equipment	11,905	12,684
Less: accumulated depreciation	(8,042)	(7,645)
Property and equipment, net	$3,863	$5,039

Depreciation and amortization expense related to property and equipment was $1,489, $1,649 and $2,198 for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively. In fiscal year 2019, the Company recognized an impairment charge of $18,183 related to the Company’s abandonment of an internally developed point- of-sale software system.

8. Goodwill and intangible assets, net

A summary of goodwill and intangible assets as of December 25, 2021 and December 26, 2020 is as follows:

	December 25, 2021
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	6.75	$114,594	$(37,294)	$77,300
Reacquired rights	8.31	76,545	(15,673)	60,872
Favorable lease assets	0.19	170	(161)	9
		191,309	(53,128)	138,181
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$255,123	$(53,128)	$201,995
Goodwill		$328,551	$—	$328,551

	December 26, 2020
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	7.74	$114,594	$(25,870)	$88,724
Reacquired rights	9.19	68,973	(8,304)	60,669
Favorable lease assets	1.24	170	(110)	60
		183,737	(34,284)	149,453
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$247,551	$(34,284)	$213,267
Goodwill		$328,551	$—	$328,551

Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights. These reacquisition costs totaled $7,644, $32,791 and $36,182 for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. The reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement prior to the reacquisition. Amortization expense for reacquired rights was $7,368, $6,457 and $1,847 for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

Franchisee relationships are amortized on a straight-line basis over the estimated useful life of the asset. Amortization expense for franchisee relationships was $11,424 for the year ended December 31, 2021 and $11,428 for each of the years ended December 26, 2020 and December 28, 2019, respectively.

Amortization expense for franchisee relationship, reacquired rights and favorable lease assets are included in depreciation and amortization expense on the Consolidated Statements of Operations.

Future expected amortization expense of the Company’s intangible assets as of December 25, 2021 is as follows:

Fiscal Years Ending	Franchisee Relationships	Reacquired Rights	Favorable Lease Assets
2022	$11,595	$7,362	$9
2023	11,595	7,362	—
2024	11,595	7,362	—
2025	11,595	7,362	—
2026	11,595	7,362	—
Thereafter	19,325	24,062	—
Total	$77,300	$60,872	$9

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 25, 2021	December 26, 2020
Accounts payable	$7,684	$615
Accrued inventory	2,665	3,321
Accrued compensation	5,401	2,169
Accrued taxes and penalties	1,432	1,732
Accrued lease termination costs	588	360
Accrued technology and subscription fees	196	1,536
Accrued interest	1,477	1,440
Accrued professional fees	2,090	967
Accrued marketing	489	688
Other accrued liabilities	1,133	661
Total Accounts payable and accrued liabilities	$23,155	$13,489

10. Long-term debt

Long-term debt consists of the following:

	December 25, 2021	December 26, 2020
2026 Term Loan	$180,000	$—
Previous Term Loan	—	240,552
Previous Revolving Credit Facility	—	30,000
Less: current portion	(5,625)	(2,428)
Total long-term debt	174,375	268,124
Less: unamortized debt discount and deferred financing costs	(1,768)	(5,149)
Total long-term debt, net	$172,607	$262,975

On August 9, 2021, EW Intermediate Holdco, LLC, a Delaware limited liability company (“Holdings”), EW Holdco, LLC, a Delaware limited liability company (the “Borrower”), as borrower (each indirect subsidiaries of the Company), entered into the 2026 Credit Agreement with the lenders party thereto, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the other parties party thereto. The 2026 Credit Agreement is comprised of the 2026 revolving credit facility and the 2026 term loan. The 2026 Credit Agreement will mature on August 9, 2026.

The proceeds from the new term loan were used together with proceeds from our initial public offering to fully repay and terminate the previous secured term loan (the “Previous Term Loan”) and the previous secured revolving credit facility (the “Previous Revolving Credit Facility”). In connection with the repayment and termination of the Previous Term Loan and Previous Revolving Credit Facility we incurred a loss on debt extinguishment of $6,313, which was recorded as a component of interest expense in the accompanying Consolidated Statements of Operations. Of this loss, $2,446 was attributable to the payment of the prepayment premium and related fees on the Previous Term Loan and $3,867 was due to the write-off of unamortized deferred financing costs. We incurred $1,924 in various lender and third party fees in conjunction with this transaction. Of these fees, $1,574, along with $344 of unamortized deferred issuance costs, related to the 2026 Term Loan and have been recorded as a reduction of long-term debt on the accompanying Consolidated Balance Sheets. The remaining $350 of costs, along with $77 of unamortized deferred issuance costs, related to the 2026 revolving credit facility and have been recorded as other non-current assets on the accompanying Consolidated Balance Sheets.

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

Borrowings under the 2026 Term Loan bear interest at an index rate as defined above plus an applicable margin of 3.0% (The all-in rate was 3.1% at December 25, 2021). The 2026 Term Loan requires principal payments payable in quarterly installments with the final scheduled principal payment on the outstanding 2026 Term Loan borrowings due on August 9, 2026. The 2026 revolving credit facility has a maximum borrowing capacity of $40,000 and as of December 25, 2021 there were no outstanding borrowings.

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

Annual future principal payments due on long-term debt as of December 25, 2021 are as follows:

Fiscal Years Ending
2022	$5,625
2023	6,750
2024	13,500
2025	13,500
2026	140,625
Total long-term debt principal	$180,000

11. Derivative instruments and hedging activities

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

Changes in the cash flows of interest rate cap derivatives designated as hedges are expected to be highly effective in offsetting the changes in interest payments on a principal balance equal to the designated derivative’s notional amount, attributable to the hedged risk. Changes in the fair value of the interest rate cap are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affect earnings. Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Refer to Note 4—Fair value measurements for information on the fair value of the Company’s interest rate cap derivative instrument.

Our cash flow hedge position related to the interest rate cap derivative instrument is as follows:

	Balance Sheet Classification	December 25, 2021	December 26, 2020
Derivatives designated as hedging instruments:
Interest rate cap, current portion	Other current liabilities	$(182)	$(181)
Interest rate cap, non-current portion	Other long-term liabilities	(60)	(346)
Total derivative liabilities designated as hedging instruments		$(242)	$(527)

The table below presents the net unrealized gain (loss) recognized in other comprehensive income (loss) (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain (Loss) Recognized in OCI
	Year Ended December 25, 2021	Year Ended December 26, 2020	Year Ended December 28, 2019
Derivatives designated as hedging instruments:
Interest rate cap	$286	$208	$(405)
Total	$286	$208	$(405)

12. Commitments and contingencies

Leases

The Company leases various retail locations and office space under non-cancellable lease agreements with terms expiring through 2032. The Company is required, under the terms of certain of its lease agreements, to pay for common area maintenance. Common area maintenance rates are adjusted annually by the landlords and calculated based on the monthly square footage occupied by the Company. Rent expense, including common area maintenance and property taxes, was $2,429, $3,064 and $2,774 for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively, and is included in selling, general and administrative expense on the Consolidated Statements of Operations.

Aggregate future minimum annual rental payments required under the lease agreements as of December 25, 2021, are as follows and do not include taxes and common area maintenance:

Fiscal Years Ending
2022	$2,098
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total	$8,232

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

A summary of the exit liability and related activity for the periods presented is as follows:

Exit Cost Obligation – Leases
Exit cost obligation at cease-use date in fiscal 2019	$778
Exit cost obligation at December 28, 2019	778
Additional exit cost obligation at cease-use date in fiscal 2020	159
Accretion during fiscal year 2020	11
Payments during fiscal year 2020	(333)
Exit cost obligation at December 26, 2020	615
Reduction to exit cost obligation	(172)
Accretion during fiscal year 2021	6
Payments during fiscal year 2021	(331)
Exit cost obligation at December 25, 2021	$118

The charges, recorded as selling, general and administrative expenses on the Consolidated Statements of Operations, primarily included the present value of the remaining lease obligation on the cease use dates, net of estimated sublease income.

The current and non-current components of the exit liabilities related to the leased property were included within accounts payable and accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets, respectively, as follows:

	December 25, 2021	December 26, 2020
Accounts payable and accrued liabilities	$118	$360
Other long-term liabilities	—	255
Total exit cost obligation	$118	$615

Purchase Commitments

As of December 25, 2021, the Company had purchase commitments of approximately $13,992, primarily related to inventory and advertising, of which the Company expects to pay $11,336 during fiscal year 2022.

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flow.

13. Stockholder’s equity

Under the Company’s amended and restated certificate of incorporation the Company is authorized to issue up to 600,000,000 shares of Class A common stock, par value $0.00001 per share (“Class A common stock”), 60,000,000 shares of Class B common stock, par value $0.00001 per share (“Class B common stock”) and 100,000,000 shares of preferred stock, par value $0.00001 per share. The Class A common stock and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders. The holders of Class B common stock do not have any of the economic rights provided to holders of Class A common stock.

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

14. Noncontrolling interest

In connection with the Reorganization Transactions, we became the sole managing member of EWC Ventures and, as a result of this control, and because we have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures. We report noncontrolling interests representing the economic interests in EWC Ventures held by the EWC Ventures Post-IPO Members. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures Units by us and the other holders of EWC Ventures Units during the period.

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Additionally, certain members of EWC Ventures hold unvested EWC Ventures Units that are subject to service, performance, and/or market conditions (See Note 16—Equity Based Compensation). The vesting of EWC Ventures units will result in a change in ownership and increase the amount recorded as noncontrolling interest and decrease additional paid-in capital.

The following table summarizes the ownership of EWC Ventures as of December 25, 2021:

	December 25, 2021
	Units Owned	Ownership Percentage
European Wax Center, Inc.	36,932,423	59.6%
Noncontrolling Interest	25,036,706	40.4%
Total	61,969,129	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

Period of August 4-December 25, 2021
Net loss attributable to European Wax Center, Inc.	$(3,415)
Transfers from (to) noncontrolling interests:
Increase in additional-paid-in-capital as a result in ownership changes in EWC Ventures	34,208
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$30,793

15. Revenue from contracts with customers

Costs to obtain a contract

Costs to obtain a contract include commissions paid to area representatives associated with the sale of franchises within the area representative’s respective region. As of December 25, 2021 and December 26, 2020, $425 and $453 of commissions paid in connection with the sale of franchise licenses are capitalized within prepaid expenses and other current assets (short-term portion) and $2,221 and $2,630 are capitalized within other non-current assets (long-term portion), respectively. The commissions are amortized to expense over the expected life of the related franchise agreement. $437, $429 and $395 of commissions was amortized to selling, general and administrative expenses during the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

Contract liabilities

Contract liabilities consist of deferred revenue resulting from franchise fees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement. Also included are service revenues from corporate-owned centers, including customer prepayments in connection with the Wax Pass program. Contract liabilities are classified as deferred revenue on the Consolidated Balance Sheets.

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed.

The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 29, 2018	$8,179
Revenue recognized that was included in the contract liability at the beginning of the year	(3,408)
Increase, excluding amounts recognized as revenue during the period	4,486
Balance at December 28, 2019	9,257
Revenue recognized that was included in the contract liability at the beginning of the year	(2,461)
Increase, excluding amounts recognized as revenue during the period	2,083
Balance at December 26, 2020	8,879
Revenue recognized that was included in the contract liability at the beginning of the year	(2,599)
Increase, excluding amounts recognized as revenue during the period	3,511
Balance at December 25, 2021	$9,791

The weighted average remaining amortization period for deferred revenue is 3.9 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 25, 2021. The Company has elected to exclude short term contracts and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2022	$2,993
2023	1,082
2024	1,022
2025	952
2026	843
Thereafter	2,899
Total	$9,791

The summary set forth below represents the balances in deferred revenue as of December 25, 2021 and December 26, 2020:

	December 25, 2021	December 26, 2020
Franchise fees	$7,911	$7,542
Service revenue	1,880	1,337
Total deferred revenue	9,791	8,879
Long-term portion of deferred revenue	6,787	6,528
Current portion of deferred revenue	$3,004	$2,351

16. Equity Based Compensation

2021 Omnibus Incentive Plan

In August 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of our IPO and provides for the grant of equity-based awards to employees, consultants, and non-employee directors. The 2021 Incentive Plan provides for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by our board of directors. As of December 25, 2021 there were 5,606,202 shares available for issuance under the 2021 Incentive Plan.

Class A Common Stock Options

During the year ended December 25, 2021, we granted 322,997 stock options with an exercise price of $17.00 per share to certain directors and employees under the 2021 Incentive Plan. The stock options granted will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the stock options was $7.48. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period.

A summary of activity related to the options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	—	—
Granted	322,997	$17.00
Exercised	—	—
Expired	—	—
Forfeited	(21,533)	17.00
Outstanding at December 25, 2021	301,464	$17.00	9.6	$3,693
Exercisable at December 25, 2021	—	—	—	—

During the year ended December 25, 2021, we recognized $305 of equity-based compensation expense related to the options in selling, general, and administrative expense. As the options were granted in connection with the IPO, there was no expense recorded in fiscal years 2020 or 2019. As of December 25, 2021, there was $1,941 of total unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of 2.6 years.

The Company estimates the fair value of the options using the Black-Scholes option pricing model. The following table presents the assumptions used in the Black-Scholes model to determine the fair value of the stock options for the year ended December 25, 2021. Black-Scholes assumptions have not been disclosed for any other periods presented as there were no stock options granted in those periods.

For the Year Ended December 25, 2021
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
•
Expected term - The period of time over which the awards are expected to remain outstanding. The Company estimates the expected term as the mid-point between actual or expected vesting date and the contractual term. An increase in the expected term would increase compensation expense.

Restricted Stock Units

During the year ended December 25, 2021, we granted 494,388 restricted stock units (“RSUs”) to certain directors and employees under the 2021 Incentive Plan. The majority of awards will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. Some awards will vest in quarterly installments of 21% for the first four quarters subsequent to the grant date, and 4% for the 4 quarters thereafter, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the restricted stock units will be recognized as equity-based compensation expense over the vesting period. The grant date fair value of the restricted stock units is determined based on the fair value of the underlying Class A common stock on the date of grant.

A summary of activity related to the RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 26, 2020	—	$—
Granted	494,388	17.42
Vested	(10,636)	18.36
Forfeited	(27,781)	17.21
Outstanding at December 25, 2021	455,971	$17.41

During the year ended December 25, 2021, we recognized $1,219 of equity-based compensation expense related to the RSUs in selling, general, and administrative expense. As the RSUs were granted in connection with and subsequent to the IPO, there was no expense recorded in fiscal years 2020 or 2019. As of December 25, 2021, there was $6,895 of total unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted average period of 2.6 years.

Management Holdco Incentive Plan

On December 12, 2018, EWC Ventures LLC and Management Holdco adopted the Amended and Restated EWC Management Holdco, LLC Equity Incentive Plan (the “LLC Incentive Plan”), under which Management Holdco granted units of Management Holdco (“Incentive Units”) to employees, directors, and consultants of EWC Ventures LLC and its subsidiaries. In connection with the Reorganization Transactions, modifications to certain pre-reorganization equity-based awards outstanding under the LLC Incentive Plan were made, primarily with respect to certain vesting conditions, which resulted in the Company recording additional equity-based compensation expense of $8,489 during the year ended December 25, 2021. The terms of awards outstanding under the LLC Incentive plan are described below. There will be no further grants made under the LLC Incentive Plan.

Time-based Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted time-based Incentive Units under the LLC Incentive Plan. The time-based Incentive Units generally vest over 5 years, and the Company expenses time-based Incentive Units based on the grant date fair value of the award on a straight-line basis over the associated service period of the award. In connection with the Reorganization Transactions, the time-based Incentive Units were recapitalized into a new number of EWC Ventures Units (which we refer to as the “Time-based Units” both before and after the Reorganization Transactions), equal to the same aggregate fair value as the award immediately prior to the Reorganization Transactions, and subject to the original vesting schedules. No incremental expense was recognized as there was no change to the fair value of the awards as a result of the Reorganization Transactions. Accordingly, we continue to recognize the original grant date fair value of the Time-based Units over the remaining service period. The Company estimated the fair value of the Time-based Units as of the grant date based on a determination of the total fair value of the Company’s equity as of the valuation date which was then run through a hypothetical liquidation model.

We determined that the activity for the period prior to the Reorganization Transactions would not be meaningful to the users of these consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure.

The following table sets forth the activity related to the Time-Based Units from August 4, 2021, to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	Number of Time-Based Units	Weighted Average Grant Date Fair Value
Outstanding at August 4, 2021	1,048,706	$2.56
Granted	—	—
Vested	(223,452)	2.33
Forfeited	(47,493)	2.66
Outstanding at December 25, 2021	777,761	$2.62

During the years ended December 25, 2021, December 26, 2020 and December 28, 2019 we recognized $1,122, $2,052 and $1,570, respectively, of equity-based compensation expense related to Time-based Units in selling, general, and administrative expense. As of December 25, 2021, there was $2,420 of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 2.2 years.

2.0x Units and 2.5x Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted Incentive Units with performance-based vesting criteria that vest in one or more tranches contingent upon the achievement of certain targets, including a tranche which vested upon the achievement of 2.0x multiple on invested capital (“MOIC”) and a tranche which vested upon achievement of a 2.5x MOIC. Equity-based compensation expense was not previously recognized for these awards, based on the projected probability of achievement of the respective target(s). In connection with the Reorganization Transactions, these awards were recapitalized into a new number of EWC Ventures Units (which we refer to as the “2.0x Units” and 2.5x Units” both before and after the Reorganization Transactions). The vesting conditions were modified to include a time-based vesting condition such that the units will vest as if the units were time-based units on the initial date of grant; provided that, such units shall still fully vest upon achievement of the original performance targets, as applicable. As a result of the modification, the Company recorded equity-based compensation expense of $5,645, which is the modification date fair value of the awards which became immediately vested. The remainder of the modification date fair value of the 2.0x Units and 2.5x Units is recognized straight line over the remaining service period. The modification date fair value was determined based on the fair value of the underlying EWC Ventures Units on the modification date, which was determined based on the initial public offering price per share of the Company’s Class A common stock.

We determined that the activity for the period prior to the Reorganization Transactions would not be meaningful to the users of these consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure.

The following table sets forth the activity related to the 2.0x and 2.5x Units from August 4, 2021, to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	Number of 2.0x and 2.5x Units	Weighted Average Grant Date Fair Value
Outstanding at August 4, 2021	355,134	$17.00
Granted	—	—
Vested	(44,326)	17.00
Forfeited	(35,777)	17.00
Outstanding at December 25, 2021	275,031	$17.00

During the year ended December 25, 2021, we recognized $7,240 of equity-based compensation expense related to the 2.0x Units and 2.5x Units included in selling, general and administrative expense. As of December 25, 2021, there was $4,085 of total unrecognized compensation expense related to unvested 2.0x Units and unvested 2.5x Units expected to be recognized over a weighted average period of 2.6 years.

3.0x Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted Incentive Units with performance and market-based vesting criteria that would have vested upon achievement of 3.0x MOIC. In connection with the Reorganization Transactions, these awards were recapitalized into a new number of EWC Ventures Units (which we refer to as the “3.0x Units” both before and after the Reorganization Transactions). These awards were modified such that the awards will also be eligible to vest upon the occurrence of either (i) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or (ii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price of our Class A common stock is achieved. Equity-based compensation expense was not previously recognized for these awards, based on the projected probability of achievement of the target.

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

We determined that the activity for the period prior to the Reorganization Transactions would not be meaningful to the users of these consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure.

The following table sets forth the activity related to the 3.0x Units from August 4, 2021, to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	Number of 3.0x Units	Weighted Average Grant Date Fair Value
Outstanding at August 4, 2021	648,174	$7.75
Granted	—	—
Vested	—	—
Forfeited	(37,195)	7.70
Outstanding at December 25, 2021	610,979	$7.75

During the year ended December 25, 2021 we recognized $1,249 of equity-based compensation expense related to the 3.0x Units in selling, general, and administrative expense. As of December 25, 2021, total unrecognized equity-based compensation related to the 3.0x Units was $3,487, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

Summary of Equity-Based Compensation Expense

The Company recognized equity-based compensation expense in the following amounts within in selling, general and administrative expense on the Consolidated Statements of Operations:

	For the Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Class A Common Stock Options	$305	$—	$—
Restricted Stock Units	1,219	—	—
Time-based Units	1,122	2,052	1,570
2.0x and 2.5x Units	7,240	—	—
3.0x Units	1,249	—	—
Total	$11,135	$2,052	$1,570

17. Employee retirement plan

The Company offers its employees the opportunity to participate in a defined contribution retirement plan, where eligible employees may contribute a percentage of their annual compensation subject to limitations set by the Internal Revenue Code. For the years ended December 25, 2021, December 26, 2020 and December 28, 2019, the employer match expense recognized under this plan was $349,

$301 and $375, respectively, of which, $330, $291 and $353, respectively, is included in selling, general and administrative expenses and $19, $10 and $22, respectively, is included in Cost of revenue on the Consolidated Statements of Operations.

18. Related party transactions

The Company recognized advances to certain related party members of zero and $689 as of December 25, 2021 and December 26, 2020, respectively, related to payments of fees on behalf of the members in connection with the GA Acquisition. These advances are reported in advances to related parties within the Consolidated Balance Sheets. These advances were settled in August 2021 through a reduction of the tax distribution to members made in connection with the Reorganization Transactions discussed in Note 1. Additionally, the Company paid fees to certain members for consulting services provided to the Company. Related party consulting fees of $117, $200 and $200 for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively, are included in selling, general, and administrative expenses in the Consolidated Statements of Operations. The term of the consulting services agreement ended in August 2021.

19. Income Taxes

EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. Because EWC Ventures is our financial reporting predecessor and not subject to entity level income tax, no current or deferred income taxes were recorded in fiscal years 2019, 2020 and the period prior to August 4, 2021.

We were appointed the sole managing member of EWC Ventures in connection with the Reorganization Transactions on August 4, 2021. Following the Reorganization Transactions the Company is now subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of EWC Ventures. The remaining share of EWC Ventures income or loss remains non-taxable to the Company and is not reflected in current or deferred income taxes.

The components of income tax expense for the year ended December 25, 2021 were as follows:

For the Year Ended December 25, 2021
Current:
Federal	$—
State	114
114
Deferred:
Federal	—
State	—
—

Income Tax Expense	$114

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

For the Year Ended December 25, 2021
Statutory federal income tax rate	21.0%
State income taxes, net	2.2%
Pre-IPO period not subject to income tax	(53.1)%
Income attributable to noncontrolling interest	15.1%
Nondeductible executive compensation	0.8%
Investment in EWC Ventures	47.4%
Valuation allowance	(30.6)%
2.8%

Deferred tax assets and liabilities, were as follows as of December 25, 2021:

December 25, 2021
Deferred tax assets
Net operating losses	$7,396
Investment in EWC Ventures	30,750
Tax Receivable Agreement	9,540
Equity based compensation	349
Other	34
Total deferred tax assets before valuation allowance	48,069
Valuation allowance	(48,069)
Total deferred tax assets after valuation allowance	—
Total deferred tax liabilities	—
Net deferred tax asset	$—

Valuation Allowance

As of December 25, 2021, we continue to conclude that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence, and the Company has a full valuation allowance of $48,069 against its net deferred tax assets. The Company has a history of cumulative pre-tax losses which we believe represents significant negative evidence in evaluating whether our deferred tax assets are realizable. Given these cumulative losses and lack of forecast history we do not believe we can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of our deferred tax assets.

The change in our valuation allowance against our deferred tax assets for the year ended December 25, 2021 was as follows:

For the Year Ended December 25, 2021
Beginning balance	$—
Recorded to additional-paid-in-capital	(50,373)
Recorded to other comprehensive income	32
Recorded to income tax expense	2,272
Ending balance	$(48,069)

Net Operating Loss Carryforwards

As of December 25, 2021, the Company has $31,502 of gross federal net operating loss carryforwards and $16,808 of gross state net operating loss carryforwards. The federal and certain state net operating losses have an indefinite carryforward period and are subject to an annual limitation of 80% of current year taxable income. The remaining net operating losses expire at various dates through 2038.

Uncertain Tax Positions

As of December 25, 2021 the Company does not have any unrecognized tax benefits. The Company is subject to audit examinations at the federal and state levels by the tax authorities for all tax years since formation of the Company.

Tax Receivable Agreement

As of December 25, 2021, future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through December 25, 2021 are expected to be $115,027. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the Consolidated Statement of Operations in the period in which the change occurs. As of December 25, 2021, the TRA liability recorded was $59,167 based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

20. Net loss per share

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

Prior to the Reorganization Transactions, the EWC Ventures capital structure included Class A, Class B, Class C, and Class D Units. We determined that the presentation of net income (loss) per unit for the period prior to the Reorganization Transactions would not be meaningful to the users of these consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, net income (loss) per unit information has not been presented for periods prior to the Reorganization Transactions.

The following table sets forth the computation of basic and diluted net loss per share of Class A common stock for the period from August 4, 2021 to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

Period of August 4-
December 25, 2021
(in thousands, except for share and per share amounts)
Net loss	$(6,360)
Less: net loss attributable to noncontrolling interests	(2,857)
Net loss applicable to Class A common shareholders	$(3,503)
Basic and diluted weighted average outstanding shares
Class A Common Stock	32,234,507
Basic and diluted net loss per unit applicable to shareholders:
Class A Common Stock	$(0.11)

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. The 26,700,477 shares of Class B common stock outstanding as of December 25, 2021 were determined to be anti-dilutive as we recorded a net loss for the period, and have therefore been excluded from the computation of diluted net loss per share of Class A common stock.

In addition, 301,464 stock options and 455,971 restricted stock units were excluded from the computation of diluted net loss per share of Class A common stock, because the effect would have been anti-dilutive as we recorded a net loss for the period.

21. Subsequent Events

On March 15, 2022, the Company announced that certain of its subsidiaries intend to complete a refinancing of our existing 2026 Credit Agreement with a new securitized financing facility. As of December 25, 2021, the Company had an outstanding principal amount of $180.0 million on its 2026 Term Loan. The Company intends to replace the 2026 Credit Agreement with a new securitized financing facility expected to be comprised of $400.0 million principal amount of senior fixed-rate term notes and $40.0 million principal amount of variable funding notes. The net proceeds of the securitized financing facility are expected to be used:

•
to repay all of the existing indebtedness under the 2026 Credit Agreement,
•
to pay the transaction costs associated with the securitized financing facility,
•
and to fund a one-time special dividend to stockholders.

The consummation of the offering is subject to market and other conditions and is anticipated to close in the second fiscal quarter of 2022. However, there can be no assurance that the Company will be able to successfully complete the refinancing transaction on the terms described or at all.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, our CEO and CFO concluded that as of December 25, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended December 25, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be held June 8, 2022. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be contained in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
(1) See the index to consolidated financial statements provided in Item 8 of this annual report on Form 10-K for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference to this report as required by Item 601 of Regulation S-K.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 4, 2021).
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed on August 4, 2021).
4.1*	Description of Class A Common Stock.
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

10.14*	Separation Agreement, dated as of January 17, 2022, by and among EWC Ventures LLC and Jennifer Vanderveldt
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** European Wax Center, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002, of David P. Berg, our Chief Executive Officer and David L. Willis, our Chief Financial Officer.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

European Wax Center, Inc.

Date: March 15, 2022	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID P. BERG	Chief Executive Officer	March 15, 2022
David P. Berg	(Principal Executive Officer)

/s/ DAVID L. WILLIS	Chief Financial Officer and Chief Operating Officer	March 15, 2022
David L. Willis	(Principal Financial Officer)

/s/ CINDY THOMASSEE	Chief Accounting Officer and Controller	March 15, 2022
Cindy Thomassee	(Principal Accounting Officer)

/s/ ALEXA BARTLETT	Director	March 15, 2022
Alexa Bartlett

/s/ ANDREW CRAWFORD	Director	March 15, 2022
Andrew Crawford

/s/ LAURIE ANN GOLDMAN	Director	March 15, 2022
Laurie Ann Goldman

/s/ SHAW JOSEPH	Director	March 15, 2022
Shaw Joseph

/s/ DORVIN D. LIVELY	Director	March 15, 2022
Dorvin D. Lively

/s/ NITAL SCOTT	Director	March 15, 2022
Nital Scott