Form 10-Q
period 2022-03-26
European Wax Center, Inc.
filed 2022-05-04
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

As of May 2, 2022, the registrant had 37,038,465 and 26,403,097 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,204	$43,301
Accounts receivable, net	7,479	6,656
Inventory	21,007	19,423
Prepaid expenses and other current assets	6,765	5,927
Total current assets	79,455	75,307
Property and equipment, net	3,841	3,863
Operating lease right-of-use assets	6,274	—
Intangible assets, net	197,247	201,995
Goodwill	328,551	328,551
Other non-current assets	3,911	3,723
Total assets	$619,279	$613,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,474	$23,155
Long-term debt, current portion	5,625	5,625
Deferred revenue, current portion	2,991	3,004
Operating lease liabilities, current portion	1,866	—
Other current liabilities	—	182
Total current liabilities	27,956	31,966
Long-term debt, net	171,581	172,607
Tax receivable agreement liability	60,299	59,167
Deferred revenue, net of current portion	6,701	6,787
Operating lease liabilities, net of current portion	5,188	—
Other long-term liabilities	1,526	1,671
Total liabilities	273,251	272,198
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of March 26, 2022 and December 25, 2021.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 37,038,465 and 36,932,423 shares issued and outstanding as of March 26, 2022 and December 25, 2021, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 26,433,636 and 26,700,477 shares issued and outstanding as of March 26, 2022 and December 25, 2021, respectively)	—	—
Additional paid-in capital	184,758	182,919
Accumulated deficit	(1,602)	(3,487)
Accumulated other comprehensive loss	—	(45)
Total stockholders' equity attributable to European Wax Center, Inc.	183,156	179,387
Noncontrolling interests	162,872	161,854
Total stockholders' equity	346,028	341,241
Total liabilities and stockholders' equity	$619,279	$613,439

The accompanying notes are an integral part of these condensed consolidated financial statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
REVENUE
Product sales	$24,778	$20,617
Royalty fees	11,385	8,850
Marketing fees	6,450	4,934
Other revenue	2,813	2,256
Total revenue	45,426	36,657
OPERATING EXPENSES
Cost of revenue	11,991	9,931
Selling, general and administrative	15,474	11,066
Advertising	6,556	4,884
Depreciation and amortization	5,060	5,138
Total operating expenses	39,081	31,019
Income from operations	6,345	5,638
Interest expense	1,507	4,536
Other expense	785	—
Income before income taxes	4,053	1,102
Income tax expense(1)	27	—
NET INCOME	$4,026	$1,102
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	1,102
Less: net income attributable to noncontrolling interests	2,141	—
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$1,885	$—
Net income per share (2)
Basic - Class A Common Stock	$0.06	$—
Diluted - Class A Common Stock	$0.05	$—
Weighted average shares outstanding
Basic - Class A Common Stock	36,953,534	—
Diluted - Class A Common Stock	37,168,517	—

(1) EWC Ventures, our financial reporting predecessor, is not subject to income taxes. As such, there was no income tax expense recorded during the 13 weeks ended March 27, 2021. See Note 12 for more information.
(2) Basic and diluted net income per share of Class A common stock is applicable only for the 13 weeks ended March 26, 2022. See Note 14 for the calculation of the numbers of shares used in computation of net income per share of Class A common stock and the basis for computation of net income per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
NET INCOME	$4,026	$1,102
Items included in other comprehensive income:
Unrealized gain on cash flow hedge	—	159
TOTAL COMPREHENSIVE INCOME	$4,026	$1,261
Less: total comprehensive income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	1,261
Less: total comprehensive income attributable to non-controlling interests	2,141	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$1,885	$—

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net income	$4,026	$1,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,060	5,138
Amortization of deferred financing costs	120	334
Gain on interest rate cap	(196)	—
Provision for inventory obsolescence	(39)	—
Provision for bad debts	—	104
Remeasurement of tax receivable agreement liability	785	—
Equity compensation	3,335	298
Changes in assets and liabilities:
Accounts receivable	(1,273)	(8,206)
Inventory	(1,546)	(4,374)
Prepaid expenses and other assets	(76)	(3,479)
Accounts payable and accrued liabilities	(4,508)	6,962
Deferred revenue	(100)	210
Other long-term liabilities	(115)	(76)
Net cash provided by (used in) operating activities	5,473	(1,987)
Cash flows from investing activities:
Purchases of property and equipment	(303)	(224)
Reacquisition of area representative rights	—	(4,275)
Net cash used in investing activities	(303)	(4,499)
Cash flows from financing activities:
Principal payments on long-term debt	(1,125)	(607)
Distributions to EWC Ventures LLC members	(2,272)	—
Contributions from EWC Ventures LLC members	—	2
Payment of Class A common stock offering costs	(870)	—
Repurchase of Class A Units	—	(942)
Net cash used in financing activities	(4,267)	(1,547)
Net increase (decrease) in cash	903	(8,033)
Cash, beginning of period	43,301	36,720
Cash, end of period	$44,204	$28,687
Supplemental cash flow information:
Cash paid for interest	$1,481	$4,187
Cash paid for income taxes	$7	$—
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$75	$—
Reacquired rights purchased included in accounts payable and accrued liabilities	$—	$3,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Mezzanine Equity and STOCKHOLDERS'/Members’ Equity

(Amounts in thousands, except unit and per unit amounts)

(Unaudited)

							Accumulated
					Additional		other
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 25, 2021	36,932,423	$—	26,700,477	$—	$182,919	$(3,487)	$(45)	$161,854	$341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	100,000	—	(100,000)	—	—	—	—	—	—
Vesting of restricted stock units	6,042	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(166,841)	—	—	—	—	—	—
Equity compensation	—	—	—	—	3,335	—	—	—	3,335
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,272)	(2,272)
Establish tax receivable agreement liability	—	—	—	—	(347)	—	—	—	(347)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	45	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	(1,149)	—	—	1,149	—
Net income	—	—	—	—	—	1,885	—	2,141	4,026
Balance at March 26, 2022	37,038,465	$—	26,433,636	$—	$184,758	$(1,602)	$—	$162,872	$346,028

													Accumulated
	MEZZANINE EQUITY				MEMBERS’ EQUITY						Additional		other	Total
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		paid-in	Accumulated	comprehensive	members’
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	capital	deficit	loss	equity
Balance at December 26, 2020	8,309,193	$89,240	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	$83	$(61,473)	$(527)	$203,874
Equity compensation	—	—	—	—	—	—	—	—	—	—	298	—	—	298
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	(942)
Contributions	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	159	159
Accretion of Class A Founders’ Units to redemption value		31,991									(383)	(31,608)		(31,991)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,102	—	1,102
Balance at March 27, 2021	8,309,193	121,231	2,500,000	24,909	26,311,170	264,849	1	—	1,000	—	—	(91,979)	(368)	172,502

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended March 26, 2022 and March 27, 2021 both consisted of 13 weeks.

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

On August 4, 2021, we completed an internal reorganization, referred to as the “Reorganization Transactions” pursuant to which we were appointed the sole managing member of EWC Ventures. The Reorganization Transactions are more fully described in our annual report on Form 10-K for the fiscal year ended December 25, 2021. EWC Ventures has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the 13 weeks ended March 27, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of EWC Ventures. The amounts as of March 26, 2022 and December 25, 2021 and for the 13 weeks ended March 26, 2022 reflect the consolidated operations of the Company.

The condensed consolidated balance sheet as of December 25, 2021 is derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 25, 2021 included in our annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended December 25, 2021 included in our annual report on Form 10-K, except as described below relating to our adoption of Accounting Standards Codification ("ASC") Topic 842, Leases.

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

(c) Implications of being an Emerging Growth Company

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

(d) Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases and established ASC Topic 842, Leases (“ASC 842”), which supersedes ASC Topic 840, Leases. ASC 842 requires a lessee to recognize a lease right-of-use (“ROU”) asset and a corresponding lease liability on its balance sheet along with additional qualitative and quantitative disclosures.

We adopted this guidance on December 26, 2021 (the beginning of fiscal year 2022) by applying the provisions of this guidance on a modified retrospective basis as of the effective date. As such, comparative periods have not been restated and the disclosures required under the new standard have not been provided for periods prior to December 26, 2021. However, we have provided the applicable disclosures required under ASC 840 for the prior year comparative period. We elected the package of practical expedients whereby we were not required to: i) reassess whether any expired or existing contracts are or contain leases, ii) reassess the lease classification of existing leases and iii) reassess initial direct costs for any existing leases. We did not elect the hindsight practical expedient or the practical expedient related to land easements. We have assessed and updated our business processes, systems and controls to ensure compliance with the recognition and disclosure requirements of the new standard.

Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $6,799 and $7,630, respectively, as of December 26, 2021 to recognize operating leases which were not recognized on our condensed consolidated balance sheets under previous guidance. The adoption of this guidance did not have a material impact on our condensed consolidated statements of operations or on our condensed consolidated statements of cash flows as our leases retained their classifications as determined under previous guidance.

(e) Recently issued accounting pronouncements not yet adopted

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

The Company previously used an interest rate cap to manage its interest rate exposure. However, the Company terminated its interest rate cap in March 2022. These interest rate caps were recorded at fair value. Changes in fair value of our interest rate caps were previously recognized as a component of accumulated other comprehensive loss on the condensed consolidated balance sheets. However, upon termination of the interest rate cap the balance of our accumulated other comprehensive loss was reclassified to the condensed consolidated statement of operations as a component of interest expense . Refer to Note 7—Derivative instruments and hedging activity for additional discussion.

Fair value measurements are summarized below:

	Fair Market Value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate cap
March 26, 2022	$—	$—	$—	$—
December 25, 2021	$(242)	$—	$(242)	$—

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Debt under our term loan (the "2026 Term Loan") approximated fair value at March 26, 2022 as it has a variable rate and incorporates a measure of our credit risk.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 26, 2022	December 25, 2021
Prepaid insurance	$1,225	$2,308
Prepaid technology fees	2,327	1,500
Prepaid other & other current assets	3,213	2,119
Total	$6,765	$5,927

The prepaid other & other current assets amounts are primarily composed of prepaid marketing, prepaid commissions and sales taxes.

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 26, 2022	December 25, 2021
Accounts payable	$6,380	$7,684
Accrued inventory	2,151	2,665
Accrued compensation	1,749	5,401
Accrued taxes and penalties	1,453	1,432
Accrued lease termination costs	—	588
Accrued technology and subscription fees	237	196
Accrued interest	1,471	1,477
Accrued professional fees	1,018	2,090
Accrued marketing fees	1,064	489
Other accrued liabilities	1,951	1,133
Total Accounts payable and accrued liabilities	$17,474	$23,155

6. Long-term debt

Long-term debt consists of the following:

	March 26, 2022	December 25, 2021
2026 Term Loan	$178,875	$180,000
Less: current portion	(5,625)	(5,625)
Total long-term debt	173,250	174,375
Less: unamortized debt discount and deferred financing costs	(1,669)	(1,768)
Total long-term debt, net	$171,581	$172,607

On August 9, 2021, EW Intermediate Holdco, LLC, a Delaware limited liability company (“Holdings”), EW Holdco, LLC, a Delaware limited liability company (the “Borrower”), as borrower (each indirect subsidiaries of the Company), entered into a credit agreement (the "2026 Credit Agreement") with the lenders party thereto, Bank of America, N.A., as administrative agent (the “Administrative Agent”), and the other parties party thereto. The 2026 Credit Agreement is comprised of the 2026 revolving credit facility and the 2026 term loan. The 2026 Credit Agreement will mature on August 9, 2026.

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

Borrowings under the 2026 Credit Agreement bear interest at a rate equal to, at the Borrower’s option, either (a) a LIBOR rate determined by reference to the cost of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Bank of America, N.A. and (iii) the one month adjusted LIBOR plus 1.00%, in each case plus an applicable margin. In addition, the Credit Agreement requires the Borrower to pay a commitment fee in respect of unused revolving credit facility commitments ranging between 0.30% and 0.45% per annum (determined based on the Borrower’s total net leverage ratio) in respect of the unused commitments under the Credit Agreement.

Borrowings under the 2026 Term Loan bear interest at an index rate as defined above plus an applicable margin of 3.0% (3.2% at March 26, 2022). The 2026 Term Loan requires principal payments payable in quarterly installments with the final scheduled principal payment on the outstanding 2026 Term Loan borrowings due on August 9, 2026. The 2026 revolving credit facility has a maximum borrowing capacity of $40,000 and as of March 26, 2022 there were no outstanding borrowings.

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

In April 2022, the Company completed its previously announced securitization transaction pursuant to which we repaid all outstanding borrowings under the 2026 Term Loan using a portion of the proceeds from issuance of $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the "Class A-2 Notes"). Refer to Note 15 for more information on the securitization transaction. The 2026 Credit Agreement was terminated following the securitization transaction.

7. Derivative instruments and hedging activities

In December 2018, the Company entered into an interest rate cap derivative instrument which was designated as a cash flow hedge. The Company’s objective was to mitigate the impact of interest expense fluctuations on the Company’s profitability resulting from interest rate changes by capping the LIBOR component of the interest rate at 4.5% on $175,000 of principal outstanding under its long-term debt arrangement, as the interest rate cap provided for payments from the counterparty when LIBOR rises above 4.5%. The interest rate cap was terminated in March 2022.

Changes in the fair value of the interest rate cap were recognized in other comprehensive loss and was reclassified out of accumulated other comprehensive loss and into interest expense upon termination of the interest rate cap. Cash flows related to derivatives qualifying as hedges are included in the same section of the condensed consolidated statements of cash flows as the underlying assets and liabilities being hedged. Refer to Note 3—Fair value measurements for information on the fair value of the Company’s interest rate cap derivative instrument.

Our cash flow hedge position related to the interest rate cap derivative instrument is as follows:

	Balance Sheet Classification	March 26, 2022	December 25, 2021
Derivatives designated as hedging instruments:
Interest rate cap, current portion	Other current liabilities	$—	$(182)
Interest rate cap, non-current portion	Other long-term liabilities	—	(60)
Total derivative liabilities designated as hedging instruments		$—	$(242)

The table below presents the net unrealized gain recognized in other comprehensive income (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain Recognized in OCI
	Thirteen Weeks Ended March 26, 2022	Thirteen Weeks Ended March 27, 2021
Derivatives designated as hedging instruments:
Interest rate cap	$—	$159
Total	$—	$159

As a result of the termination of the interest rate cap, we recognized a gain of approximately $138 as a component of interest expense on the condensed consolidated statement of operations for the 13 weeks ended March 26, 2022. Of this gain, $196 related to fair value adjustments which was partially offset by $58 related to cash paid to terminate the interest rate cap.

8. Leases

The Company leases various corporate-owned centers and office space to support ongoing business operations under non-cancellable lease agreements with terms expiring through 2032. These lease agreements typically have a lease term ranging from one to 10 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options allow us to extend certain leases for an additional five to 10 years. Most lease arrangements contain tenant improvement allowances, rent holidays and/or rent escalation clauses. In addition to base rent, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. Certain of our leases are subject to variable lease payments that are determined on a basis other than an index or a rate. As such, they are generally excluded from the calculation of lease liabilities and right-of-use assets and are expensed as incurred. We currently have two sublease agreements in which we sublease real estate no longer used by the Company to other entities with terms expiring through 2023. Neither of these sublease agreements provides for any renewal options and expire on the same dates as their respective head leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party leases.

We determine if an arrangement is a lease at the inception of the arrangement. A contract is or contains a lease if it conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Lease liabilities are recognized based on the present value of lease payments over the lease term at the arrangement’s commencement date. Right-of-use assets are recognized based on the amount of the measurement of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and any initial direct costs incurred. Renewal options are included in the calculation of our right-of-use assets and lease liabilities when it is determined that they are reasonably certain of exercise based on an analysis of the relevant facts and circumstances. As the implicit rate of return of our lease agreements is usually not readily determinable, we generally use our incremental borrowing rate in determining the present value of lease payments. We determine our incremental borrowing rate based on information available to us at the lease commencement date. Information we consider in the determination of our incremental borrowing rate includes factors such as our credit ratings, credit spreads, the term of the lease agreement and the impact of collateral. Certain of our lease arrangements contain lease and non-lease components. We have elected to account for non-lease components related to real estate leases as a part of the related lease components. As such, all fixed payments included in a real estate lease agreement are included in the measurement of the lease liabilities and the corresponding right-of-use assets and variable payments are presented and disclosed as variable lease cost. For all other leases we account lease and non-lease components separately. Leases with an initial term of 12 months or less are not recognized on our balance sheet. We recognize the expense for these leases on a straight-line basis over the lease term.

Total lease costs consisted of the following:

13 Weeks Ended March 26, 2022
Operating lease costs	$597
Variable lease costs	188
Sublease income	(183)
Total lease costs	$602

Rent expense for the 13 weeks ended March 27, 2021 was $614. Lease costs for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively, were included in selling, general and administrative expense on the condensed consolidated statements of operations.

Future maturities of operating lease liabilities as of March 26, 2022 were as follows:

Fiscal Years Ending
2022 (from March 27, 2022)	$1,716
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total lease payments	7,850
Less: amount representing interest	(796)
Present value of lease liabilities	7,054
Less: current portion	(1,866)
Operating lease liabilities, net of current portion	$5,188

Future minimum rental payments as of December 25, 2021 were as follows:

Fiscal Years Ending
2022	$2,098
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total	$8,232

The weighted average lease term and discount rate of our operating leases as of March 26, 2022 were as follows:

Weighted average remaining lease term (years)	4.8
Weighted average discount rate	4.3%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

13 Weeks Ended March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$651

9. Equity Based Compensation

Restricted Stock Units

During the 13 weeks ended March 26, 2022, we granted 40,500 restricted stock units (“RSUs”) to certain employees under the 2021 Omnibus Incentive Plan that will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair value of the RSUs was $26.23 and was determined based on the fair value of the underlying Class A common stock on the date of grant.

We recognized $3,335 in equity based compensation expense as a component of selling, general and administrative expense on the condensed consolidated statement of operations during the 13 weeks ended March 26, 2022. Of this expense, approximately $1,248 related to the acceleration of vesting on 75,000 time-based incentive units granted under the Management Holdco, LLC Equity Incentive Plan in accordance with the separation agreement between the Company and our previous chief financial officer. We recognized $298 in equity based compensation expense as a component of selling, general and administrative expense on the condensed consolidated statement of operations during the 13 weeks ended March 27, 2021.

10. Commitments and contingencies

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 25, 2021	$9,791
Revenue recognized that was included in the contract liability at the beginning of the year	(743)
Increase, excluding amounts recognized as revenue during the period	644
Balance at March 26, 2022	$9,692

The weighted average remaining amortization period for deferred revenue is 4.1 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 26, 2022. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2022 (from March 27, 2022)	$2,711
2023	1,103
2024	1,040
2025	970
2026	860
Thereafter	3,008
Total	$9,692

The summary set forth below represents the balances in deferred revenue as of March 26, 2022 and December 25, 2021:

	March 26, 2022	December 25, 2021
Franchise fees	$7,829	$7,911
Service revenue	1,863	1,880
Total deferred revenue	9,692	9,791
Long-term portion of deferred revenue	6,701	6,787
Current portion of deferred revenue	$2,991	$3,004

12. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of EWC Ventures. The remaining share of EWC Ventures income or loss is non-taxable to the Company and is not reflected in current or deferred income taxes.

EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. Because EWC Ventures is our financial reporting predecessor and not subject to entity level income tax, no current or deferred income taxes were recorded for the 13 weeks ended March 27, 2021.

We recorded $27 in income tax expense for the 13 weeks ended March 26, 2022 primarily due to state income taxes. This differs from the federal statutory income tax rate primarily as a result of the impact of the Company’s full valuation allowance against its net federal and state deferred taxes. Other drivers of the effective tax rate include non-taxable income attributable to non-controlling interest, and the tax effects of stock compensation.

As of March 26, 2022, we continue to conclude that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence, and the Company has a full valuation allowance against its federal and state net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which we believe represents significant negative evidence in evaluating whether our deferred tax assets are realizable. Given these cumulative losses and lack of forecast history we do not believe we can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of our deferred tax assets. In upcoming quarters, we will continue to evaluate both the positive and negative evidence surrounding our ability to realize our deferred tax assets.

Tax Receivable Agreement

As of March 26, 2022, future payments under the Tax Receivable Agreement (“TRA”) are expected to be $115,813. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs. As of March 26, 2022, the TRA liability recorded was $60,299 based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

13. Noncontrolling interest

We are the sole managing member of EWC Ventures and, as a result of this control, and because we have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures. We report noncontrolling interests representing the economic interests in EWC Ventures held by the other members of EWC Ventures. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures Units by us and the other holders of EWC Ventures Units during the period.

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. Additionally, certain members of EWC Ventures hold unvested EWC Ventures Units that are subject to service, performance, and/or market conditions. The vesting of EWC Ventures units will result in a change in ownership and increase the amount recorded as noncontrolling interest and decrease additional paid-in capital.

The following table summarizes the ownership of EWC Ventures as of March 26, 2022:

	March 26, 2022
	Units Owned	Ownership Percentage
European Wax Center, Inc.	37,038,465	59.7%
Noncontrolling interest	25,052,821	40.3%
Total	62,091,286	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

13 Weeks Ended March 26, 2022
Net income attributable to European Wax Center, Inc.	$1,885
Transfers from (to) noncontrolling interests:
Decrease in additional-paid-in-capital as a result of equity allocations to the noncontrolling interest	(1,149)
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$736

14. Net income per share

Basic net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders for the period by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities using the more dilutive of either the treasury stock method or the if-converted method.

Prior to the Reorganization Transactions, the EWC Ventures capital structure included Class A, Class B, Class C, and Class D Units. We determined that the presentation of net income per unit for the period prior to the Reorganization Transactions would not be meaningful to the users of these unaudited condensed consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, net income per unit information has not been presented for the 13 weeks ended March 27, 2021.

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 weeks ended March 26, 2022:

13 Weeks Ended
March 26, 2022
(in thousands, except for share and per share amounts)
Net income	$4,026
Less: net income attributable to noncontrolling interests	1,940
Net income applicable to Class A common shareholders	$2,086
Basic weighted average outstanding shares
Class A Common Stock	36,953,534
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.06

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 weeks ended March 26, 2022:

13 Weeks Ended
March 26, 2022
(in thousands, except for share and per share amounts)
Net income	$4,026
Less: net income attributable to noncontrolling interests	2,040
Net income applicable to Class A common shareholders	$1,986
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	36,953,534
Effect of dilutive securities:
RSUs	186,039
Options	28,944
Diluted weighted average outstanding shares - Class A Common Stock	37,168,517
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.05

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. The 26,433,636 shares of Class B common stock outstanding as of March 26, 2022 were determined to be antidilutive and have therefore been excluded from the computation of diluted net income per share of Class A common stock.

15. Subsequent Events

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed its previously announced securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Class A-2 Notes in an offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the issuance of the Class A-2 Notes, the Master Issuer entered into a revolving financing facility consisting of Variable Funding Notes (the “Variable Funding Notes”), which allows for the issuance of up to $40,000 of Variable Funding Notes and certain other credit instruments, including letters of credit, as of the Closing Date. The Variable Funding Notes allow for drawings on a revolving basis. As of the Closing Date we had approximately $5,620 in an undrawn letter of credit issued under the Variable Funding Note.

The net proceeds from the securitization were used to (i) repay all of the existing indebtedness under the 2026 Credit Agreement, (ii) pay the transaction costs associated with the securitized financing facility, and (iii) fund a one-time special dividend, which is discussed below.

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $3.30 per share payable on May 6, 2022 to its Class A common stock holders of record as of 5:00 p.m. Eastern time on April 22, 2022. The dividend, which together with other equivalent payments (including payments of $3.30 per unit to unit-holders of EWC Ventures other than the Company) represents an aggregate payment of approximately $209,400, will be funded through existing cash and proceeds from the Company’s securitization transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 25, 2021. The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, “Item 1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended December 25, 2021.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 20 million waxing services in 2021 and over 13 million waxing services in 2020 generating $797 million and $469 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 874 locations across 44 states as of March 26, 2022. Of these locations, 868 are franchised centers operated by franchisees and six are corporate-owned centers.

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

	For the Thirteen Weeks Ended
(in thousands, except operating data and percentages)	March 26, 2022	March 27, 2021
Number of system-wide centers (at period end)	874	808
System-wide sales	$206,969	$156,963
Same-store sales(1)	29.0%	(6.2)%
New center openings	21	12

(1) Same-store sales increase for the 13 weeks ended March 27, 2021 is calculated in comparison to the 13 weeks ended March 30, 2019 due to the significant decline in our sales in 2020 due to COVID-19. We believe this presents a more meaningful comparison of same-store sales. As described below, we typically remove stores from our calculation of same-store sales if they are closed for more than six consecutive days.

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
System-wide Centers
Beginning of Period	853	796
Openings	21	13
Closures	—	(1)
End of Period	874	808

Recent Developments

On April 6, 2022, certain subsidiaries of the Company completed a refinancing transaction, replacing its previous senior secured credit facility with a new securitized financing facility comprised of $400.0 million principal amount of senior fixed-rate term notes and $40.0 million principal amount of variable funding notes.

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $3.30 per share payable on May 6, 2022 to its Class A common stock holders of record as of 5:00 p.m. Eastern time on April 22, 2022. The dividend, which together with other equivalent payments (including payments of $3.30 per unit to unit-holders of EWC Ventures, LLC other than the Company) represents an aggregate payment of approximately $209.4 million, will be funded through existing cash and proceeds from the new securitized financing facility.

For additional information regarding these transactions, see Note 15—Subsequent Events in the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

Overall Economic Trends. Macroeconomic factors that may affect guest spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, we believe that our guests see our services as non-discretionary in nature. Therefore, we believe that overall economic trends and related changes in consumer behavior have less of an impact on our business than they may have for other industries subject to fluctuations in discretionary consumer spending

Guest Preferences and Demands. Our ability to maintain our appeal to existing guests and attract new guests depends on our ability to develop and offer a compelling assortment of services responsive to guest preferences and trends. We estimate that more than two-thirds of OOH waxing consumers start waxing by age 29 or earlier. We also believe that OOH waxing is a recurring need that brings guests back for services on a highly recurring basis which is reflected in the predictability of our financial performance over time. Our guests’ routine personal-care need for OOH waxing is further demonstrated by the top 20% of guests who visit us, on average, approximately every four weeks.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of proprietary wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 54.5% and 56.2% of our total revenue for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 25.1% and 24.1% of our total revenue for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 14.2% and 13.5% of our total revenue for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 6.2% and 6.2% of our total revenue for the 13 weeks ended March 26, 2022 and March 27, 2021, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Other Expense: Other expense consists of non-cash gains and losses related to the remeasurement of our tax receivable agreement liability.

Income Tax Expense: We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of EWC Ventures and are taxed at the prevailing corporate tax rates. Income tax expense includes both current and deferred income tax expense.

Noncontrolling Interest: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income (loss) is allocated to the non-controlling interest to reflect the entitlement of the members of EWC Ventures after our initial public offering (the “EWC Ventures Post-IPO Members”) to a portion of EWC Ventures’ net income (loss).

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	March 26, 2022	March 27, 2021	$ Change	% Change
Revenue:
Product sales	$24,778	$20,617	$4,161	20.2%
Royalty fees	11,385	8,850	2,535	28.6%
Marketing fees	6,450	4,934	1,516	30.7%
Other revenue	2,813	2,256	557	24.7%
Total revenue	45,426	36,657	8,769	23.9%
Operating expenses:
Cost of revenue	11,991	9,931	2,060	20.7%
Selling, general and administrative	15,474	11,066	4,408	39.8%
Advertising	6,556	4,884	1,672	34.2%
Depreciation and amortization	5,060	5,138	(78)	(1.5)%
Total operating expenses	39,081	31,019	8,062	26.0%
Income from operations	6,345	5,638	707	12.5%
Interest expense	1,507	4,536	(3,029)	(66.8)%
Other Expense	785	—	785	—
Income before income taxes	4,053	1,102	2,951	267.8%
Income tax expense	27	—	27	—
Net income	$4,026	$1,102	$2,924	265.3%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	1,102	(1,102)	(100.0)%
Less: net income attributable to noncontrolling interests	2,141	—	2,141	—
Net income attributable to European Wax Center, Inc.	$1,885	$—	$1,885	$—

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Revenue:
Product sales	54.5%	56.2%
Royalty fees	25.1%	24.1%
Marketing fees	14.2%	13.5%
Other revenue	6.2%	6.2%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.4%	27.1%
Selling, general and administrative	34.1%	30.2%
Advertising	14.5%	13.3%
Depreciation and amortization	11.1%	14.0%
Total operating expenses	86.1%	84.6%
Income from operations	13.9%	15.4%
Interest expense	3.3%	12.4%
Other expense	1.7%	—
Income before income taxes	8.9%	3.0%
Income tax expense	0.1%	—
Net income	8.8%	3.0%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	3.0%
Less: net income attributable to noncontrolling interests	4.7%	—
Net income attributable to European Wax Center, Inc.	4.1%	—

Comparison of the Thirteen Weeks Ended March 26, 2022 and March 27, 2021

Revenue

Total revenue increased $8.8 million, or 23.9%, to $45.4 million during the 13 weeks ended March 26, 2022, compared to $36.7 million for the 13 weeks ended March 27, 2021. The increase in total revenue was largely due to 66 new center openings which became operational during the period from March 28, 2021 through March 26, 2022. In addition, same-store sales increased 29% in the 13 weeks ended March 26, 2022 compared to the 13 weeks ended March 27, 2021 largely due to total revenue for the first 13 weeks of 2021 being negatively impacted by lingering COVID-19 restrictions affecting many of our centers.

Product Sales

Product sales increased $4.2 million, or 20.2%, to $24.8 million during the 13 weeks ended March 26, 2022, compared to $20.6 million for the 13 weeks ended March 27, 2021. The increase in product sales was primarily due to new center openings which became operational during the period from March 28, 2021 to March 26, 2022 as well as the increase in same-store sales in the first 13 weeks of 2022 compared to the same period in 2021.

Royalty Fees

Royalty fees increased $2.5 million, or 28.6%, to $11.4 million during the 13 weeks ended March 26, 2022, compared to $8.9 million for the 13 weeks ended March 27, 2021. The increase in royalty fees during the 13 weeks ended March 26, 2022 was the result of the increase in system-wide sales driven by new center openings which became operational during the period from March 28, 2021 to March 26, 2022 as well as the increase in same-store sales in the first 13 weeks of 2022 compared to the same period in 2021.

Marketing Fees

Marketing fees increased $1.5 million, or 30.7%, to $6.5 million during the 13 weeks ended March 26, 2022, compared to $4.9 million for the 13 weeks ended March 27, 2021. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings which became operational during the period from March 28, 2021 to March 26, 2022 as well as the increase in same-store sales in the first 13 weeks of 2022 compared to the same period in 2021.

Other Revenue

Other revenue increased $0.6 million or 24.7%, to $2.8 million during the 13 weeks ended March 26, 2022, compared to $2.3 million for the 13 weeks ended March 27, 2021. The increase in other revenue during the 13 weeks ended March 26, 2022 was primarily due to increases in franchise fee revenues driven by new center openings which became operational during the period from March 28, 2021 to March 26, 2022 as well as an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $2.1 million, or 20.7%, to $12.0 million during the 13 weeks ended March 26, 2022, compared to $9.9 million for the 13 weeks ended March 27, 2021. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by new center openings which became operational during the period from March 28, 2021 to March 26, 2022 as well as the increase in same-store sales in the first 13 weeks of 2022 compared to the same period in 2021.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.4 million, or 39.8%, to $15.5 million during the 13 weeks ended March 26, 2022, compared to $11.1 million for the 13 weeks ended March 27, 2021. The increase in selling, general and administrative expenses was primarily due to increased payroll and benefits and insurance expenses. The increase in payroll and benefits expense resulted from increased equity based compensation due to the modification of certain pre-IPO equity awards and the issuance of new equity awards, and increased headcount at our corporate office due to the increased requirements of being a public company. The increase in insurance expense was primarily attributable to the purchase of additional lines of coverage due to becoming a public company. These increases were partially offset by a decline in professional fees in the first 13 weeks of 2022. In the first 13 weeks of 2021 we incurred professional fees related to preparations for our initial public offering which were not incurred in the current year.

Advertising

Advertising expenses increased $1.7 million, or 34.2%, to $6.6 million during the 13 weeks ended March 26, 2022, compared to $4.9 million for the 13 weeks ended March 27, 2021. The increase in advertising expense was commensurate with our increase in marketing fee revenues driven by new center openings and an increase in same store sales..

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended March 26, 2022 was largely consistent with the 13 weeks ended March 27, 2021, decreasing $0.1 million, or 1.5%, to $ 5.0 million for the 13 weeks ended March 26, 2022, compared to $5.1 million for the 13 weeks ended March 27, 2021.

Interest Expense

Interest expense decreased $3.0 million, or 66.8%, to $1.5 million during the 13 weeks ended March 26, 2022, compared to $4.5 million for the 13 weeks ended March 27, 2021. The decrease in interest expense was primarily due to lower interest expense on the 2026 Term Loan due to the reduced principal balance and interest rate from our previous credit facility, which was repaid in connection with our initial public offering in August 2021.

Other expense

Other expense for the 13 weeks ended March 26, 2022 was $0.8 million attributable to remeasurement of our tax receivable agreement liability. There was no expense related to the tax receivable agreement liability for the 13 weeks ended March 27, 2021 as we entered into the TRA concurrent with the Reorganization Transactions in August 2021.

Income Tax Expense

We recorded $27 thousand in income tax expense for the 13 weeks ended March 26, 2022 primarily due to state income taxes. This differs from the federal statutory income tax rate primarily as a result of the impact of the Company’s full valuation allowance against its net federal and state deferred taxes. Other drivers of the effective tax rate include non-taxable income attributable to non-controlling interest, and the tax effects of stock compensation.

EWC Ventures, our financial reporting predecessor, was a pass-through entity and not subject to income tax. As such, there was no income tax expense for the 13 weeks ended March 27, 2021. We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 15% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include exit costs related to leases of abandoned space, IPO-related costs, non-cash equity-based compensation expense, corporate headquarters office relocation, non-cash gains and losses on remeasurement of our tax receivable agreement liability and other one-time expenses. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
(in thousands)
Net income	$4,026	$1,102
Interest expense	1,507	4,536
Income tax expense	27	—
Depreciation and amortization	5,060	5,138
EBITDA	$10,620	$10,776
Share-based compensation(1)	3,335	298
IPO-related costs(2)	—	1,123
Other compensation-related costs(3)	—	337
Remeasurement of tax receivable agreement liability (4)	785	—
Other (5)	417	—
Adjusted EBITDA	$15,157	$12,534

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents legal, accounting and other costs incurred in preparation for initial public offering in fiscal year 2021.
(3)
Represents costs related to reorganization driven by COVID-19 and buildup of executive leadership team in fiscal year 2021.
(4)
Represents non-cash expense related to the remeasurement of our tax receivable agreement liability.
(5)
Represents non-core operating expenses identified by management. For fiscal year 2022 these costs relate to executive severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our secured term loan and revolving credit facility and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $44.2 million as of March 26, 2022.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through March 26, 2022 are currently expected to be $115.8 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income (loss) before income taxes on the Consolidated Statements of Operations in the period in which the change occurs. We recorded a liability of $60.3 million based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset. During the 13 weeks ended March 26, 2022 there were no other material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended December 25, 2021.

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

2026 Credit Agreement

Our 2026 Credit Agreement consists of the 2026 Term Loan and the 2026 Revolving Credit Facility. Borrowings under the 2026 Term Loan bear interest at an index rate as defined in the credit agreement plus an applicable margin of 3.0% (3.2% at March 26, 2022). The 2026 Term Loan requires principal payments payable in quarterly installments with the final scheduled principal payment on the outstanding 2026 Term Loan borrowings due on August 9, 2026. There were no outstanding borrowings under the 2026 Revolving Credit Facility as of March 26, 2022.

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

If the Company fails to perform its obligations under these and other covenants, or should any event of default occur, the term loan and revolving credit facility commitments under the 2026 Credit Agreement may be terminated and any outstanding borrowings, together with accrued interest, under the 2026 Credit Agreement could be declared immediately due and payable. For additional information regarding our long-term debt activity, see the notes to the condensed consolidated financial statements (Note 6—Long-term debt) contained elsewhere in this quarterly report on Form 10-Q.

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in Part 1 “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 25, 2021 in the section entitled “Risks Related to Our Organization and Structure—We are required to pay the EWC Ventures' pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

Subject to the discussion in the following paragraph below, payments under the TRA will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 25, 2021, which is due October 15, 2022. Future payments under the TRA in respect of future purchases of EWC Ventures Units, Share Exchanges and Cash Exchanges would be in addition to these amounts. Payments under the TRA are computed by reference to realized tax benefits from attributes subject to the TRA and are expected to be funded by tax distributions made to us by our subsidiaries similar to how cash taxes would be funded to the extent these attributes did not exist. To the extent we are unable to make payments under the TRA for any reason (including because our credit agreement restricts the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirteen Weeks Ended
	March 26, 2022	March 27, 2021
Net cash provided by (used in):
Operating activities	$5,473	$(1,987)
Investing activities	(303)	(4,499)
Financing activities	(4,267)	(1,547)
Net (decrease) increase in cash	$903	$(8,033)

Operating Activities

During the 13 weeks ended March 26, 2022, net cash provided by operating activities was $5.5 million compared to net cash used in operating activities of $2.0 million for the 13 weeks ended March 27, 2021, an increase of $7.5 million. This improvement was largely attributable to our improved operating results in the first 13 weeks of 2022 compared to the first 13 weeks of 2021. In addition, the increase in working capital requirements in the first 13 weeks of 2022 was less than the working capital increase in the first 13 weeks of 2021.

The increase in working capital in 2022 was primarily attributable to a $4.5 million decrease in accounts payable and accrued liabilities primarily due to the payment of accrued bonuses and a decrease in accounts payable driven by the timing of vendor invoices. In addition, increases of $1.3 million and $1.5 million in accounts receivable and inventory, respectively, were due to our improved performance in 2022.

Investing Activities

During the 13 weeks ended March 26, 2022 and March 27, 2021, we used $0.3 million and $0.2 million of cash, respectively, for capital expenditures. In the first 13 weeks of 2021 we used $4.3 million in cash for the reacquisition of area representative rights.

Financing Activities

Cash used in financing activities was $4.3 million and $1.5 million during the 13 weeks ended March 26, 2022 and March 27, 2021, respectively. In the first 13 weeks of 2022 we made $2.3 million in net tax distribution payments to EWC Ventures members other than the Company, repaid $1.1 million in principal on the 2026 Term Loan and paid the remaining $0.9 million in costs relating to our secondary offering of Class A common stock which occurred in November 2021. In the first 13 weeks of 2021 cash used in financing activities primarily consisted of $0.9 million in repurchases of the previously outstanding EWC Ventures Class A units and a $0.6 million principal payment on our previous term loan.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

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

Based on that evaluation, our CEO and CFO concluded that as of March 26, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended March 26, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 25, 2021, except as set forth below. You should carefully consider the risk factors set forth below and in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Business

Substantially all of the assets of certain of our subsidiaries are security under the terms of the securitization transaction that was completed on April 6, 2022.

On April 6, 2022, EWC Master Issuer LLC (the “Master Issuer”), our limited-purpose, bankruptcy-remote, indirect subsidiary, entered into a base indenture (the “Base Indenture”) and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer issued $400 million in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “2022 Class A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the 2022 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $40 million in Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “2022 Variable Funding Notes,” and together with the 2022 Class A-2 Notes, the “Securitized Senior Notes”), and certain letters of credit.

The Securitized Senior Notes were issued in a securitization transaction pursuant to which substantially all of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Securitized Senior Notes and that have pledged substantially all of their assets to secure the Securitized Senior Notes.

The Securitized Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Securitized Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Securitized Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Senior Securitized Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of EWC Ventures), an event of default and the failure to repay or refinance the Securitized Senior Notes on the applicable anticipated repayment date. The Securitized Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Securitized Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

The securitization imposes certain restrictions on our activities or the activities of our subsidiaries.

The Indenture and the management agreement entered into among certain of our subsidiaries and the Indenture trustee (the “Management Agreement”) contain various covenants that limit our and its subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:

•
incur or guarantee additional indebtedness;
•
sell certain assets;
•
create or incur liens on certain assets to secure indebtedness;
•
or consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
1.1

Series 2022-1 Class A-2 Note Purchase Agreement, dated March 28, 2022, among EWC Master Issuer LLC, as Master Issuer, EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as Guarantor, EWC Ventures, LLC, as Manager, the Company, EW Holdco, LLC, EWC P&T, LLC, EWC Franchise, LLC, EWC Franchise Distribution, LLC and Guggenheim Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2022).

4.1

Base Indenture, dated April 6, 2022, among EWC Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022).

4.2

Series 2022-1 Supplement, dated April 6, 2022, between EWC Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022).

4.3

Guarantee and Collateral Agreement, dated April 6, 2022, made by EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022).

10.1

First Amendment to Fifth Amended and Restated Limited Liability Company Agreement of EWC Ventures, LLC, dated April 11, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

10.2

Advance Funding Facility Agreement, dated April 6, 2022, among Bank of America, N.A., as advance funding administrative agent, EWC Master Issuer LLC, EWC Holding Guarantor LLC, EWC Franchisor LLC, EWC Distributor LLC, EWC Ventures, LLC and each other advance funding provider party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022).

10.3

Class A-1 VFN Note Purchase Agreement, dated April 6, 2022, among EWC Master Issuer LLC, as Master Issuer, EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as Guarantor, EWC Ventures, LLC, as Manager, certain conduit investors and financial institutions and funding agents, and Bank of America, N.A., as provider of letters of credit, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022).

10.4

Management Agreement, dated April 6, 2022, among EWC Master Issuer LLC, EWC Holding Guarantor LLC, certain subsidiaries of EWC Master Issuer LLC party thereto, EWC Ventures, LLC, as Manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022).

10.5

Parent Company Support Agreement, dated April 6, 2022, between European Wax Center, Inc. and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 6, 2022).

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

European Wax Center, Inc.

Date: May 4, 2022	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ DAVID L. WILLIS
David L. Willis
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)