Form 10-Q
period 2022-06-25
European Wax Center, Inc.
filed 2022-08-04
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

As of August 1, 2022, the registrant had 39,503,811 and 23,943,795 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,190	$43,301
Restricted cash	10,866	—
Accounts receivable, net	9,880	6,656
Inventory	22,979	19,423
Prepaid expenses and other current assets	7,033	5,927
Total current assets	81,948	75,307
Property and equipment, net	3,234	3,863
Operating lease right-of-use assets	5,748	—
Intangible assets, net	192,508	201,995
Goodwill	328,551	328,551
Other non-current assets	5,141	3,723
Total assets	$617,130	$613,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,475	$23,155
Long-term debt, current portion	4,000	5,625
Deferred revenue, current portion	3,783	3,004
Operating lease liabilities, current portion	1,628	—
Other current liabilities	—	182
Total current liabilities	31,886	31,966
Long-term debt, net	370,489	172,607
Tax receivable agreement liability	64,399	59,167
Deferred revenue, net of current portion	6,429	6,787
Operating lease liabilities, net of current portion	4,848	—
Other long-term liabilities	4,932	1,671
Total liabilities	482,983	272,198
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of June 25, 2022 and December 25, 2021.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 39,503,811 and 36,932,423 shares issued and outstanding as of June 25, 2022 and December 25, 2021, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 23,943,795 and 26,700,477 shares issued and outstanding as of June 25, 2022 and December 25, 2021, respectively)	—	—
Additional paid-in capital	186,786	182,919
Accumulated deficit	(122,861)	(3,487)
Accumulated other comprehensive loss	—	(45)
Total stockholders' equity attributable to European Wax Center, Inc.	63,925	179,387
Noncontrolling interests	70,222	161,854
Total stockholders' equity	134,147	341,241
Total liabilities and stockholders' equity	$617,130	$613,439

The accompanying notes are an integral part of these condensed consolidated financial statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
REVENUE
Product sales	$30,502	$26,524	$55,279	$47,141
Royalty fees	12,769	12,030	24,154	20,880
Marketing fees	7,175	6,632	13,626	11,566
Other revenue	2,912	2,716	5,725	4,972
Total revenue	53,358	47,902	98,784	84,559
OPERATING EXPENSES
Cost of revenue	14,864	11,540	26,854	21,471
Selling, general and administrative	15,227	12,212	30,702	23,278
Advertising	8,049	6,515	14,605	11,399
Depreciation and amortization	5,055	5,271	10,115	10,409
Total operating expenses	43,195	35,538	82,276	66,557
Income from operations	10,163	12,364	16,508	18,002
Interest expense	8,080	4,635	9,587	9,171
Other expense	33	—	818	—
Income before income taxes	2,050	7,729	6,103	8,831
Income tax expense(1)	19	—	46	—
NET INCOME	$2,031	$7,729	$6,057	$8,831
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	7,729	—	8,831
Less: net income attributable to noncontrolling interests	1,063	—	3,204	—
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$968	$—	$2,853	$—
Net income per share (2)
Basic - Class A Common Stock	$0.03	$—	$0.09	$—
Diluted - Class A Common Stock	$0.03	$—	$0.08	—
Weighted average shares outstanding
Basic - Class A Common Stock	37,911,637	—	37,432,586	—
Diluted - Class A Common Stock	38,155,439	—	37,661,978	—

(1) EWC Ventures, our financial reporting predecessor, is not subject to income taxes. As such, there was no income tax expense recorded during the 13 and 26 weeks ended June 26, 2021. See Note 12 for more information.
(2) Basic and diluted net income per share of Class A common stock is applicable only for the 13 and 26 weeks ended June 25, 2022. See Note 14 for the calculation of the numbers of shares used in computation of net income per share of Class A common stock and the basis for computation of net income per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
NET INCOME	$2,031	$7,729	$6,057	$8,831
Items included in other comprehensive income:
Unrealized gain on cash flow hedge	—	80	—	239
TOTAL COMPREHENSIVE INCOME	$2,031	$7,809	$6,057	$9,070
Less: total comprehensive income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	7,809	—	9,070
Less: total comprehensive income attributable to non-controlling interests	1,063	—	3,204	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$968	$—	$2,853	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net income	$6,057	$8,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,115	10,409
Amortization of deferred financing costs	1,229	684
Gain on interest rate cap	(196)	—
Provision for inventory obsolescence	(125)	—
Loss on debt extinguishment	1,957	—
Provision for bad debts	—	405
Remeasurement of tax receivable agreement liability	818	—
Equity compensation	5,335	557
Changes in assets and liabilities:
Accounts receivable	(3,674)	(6,712)
Inventory	(3,431)	(9,520)
Prepaid expenses and other assets	212	(7,562)
Accounts payable and accrued liabilities	(964)	10,260
Deferred revenue	421	674
Other long-term liabilities	(146)	(166)
Net cash provided by operating activities	17,608	7,860
Cash flows from investing activities:
Purchases of property and equipment	(82)	(323)
Reacquisition of area representative rights	—	(7,594)
Net cash used in investing activities	(82)	(7,917)
Cash flows from financing activities:
Deferred loan costs	(12,419)	—
Proceeds from long-term debt	384,328	—
Principal payments on long-term debt	(180,000)	(1,214)
Payments of debt extinguishment costs	(77)	—
Distributions to EWC Ventures LLC members	(4,760)	—
Contributions from EWC Ventures LLC members	—	728
Payment of Class A common stock offering costs	(870)	—
Repurchase of Class A Units	—	(942)
Dividends to holders of Class A common stock	(122,227)	—
Dividend equivalents to holders of EWC Ventures units	(82,746)	—
Net cash used in financing activities	(18,771)	(1,428)
Net decrease in cash	(1,245)	(1,485)
Cash, cash equivalents and restricted cash, beginning of period	43,301	36,720
Cash, cash equivalents and restricted cash, end of period	$42,056	$35,235
Supplemental cash flow information:
Cash paid for interest	$3,042	$8,362
Cash paid for income taxes	$26	$—
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$5	$—
Reacquired rights purchased included in accounts payable and accrued liabilities	$—	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Mezzanine Equity and STOCKHOLDERS'/Members’ Equity

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

							Accumulated
					Additional		other
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 25, 2021	36,932,423	$—	26,700,477	$—	$182,919	$(3,487)	$(45)	$161,854	$341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	100,000	—	(100,000)	—	—	—	—	—	—
Vesting of restricted stock units	6,042	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(166,841)	—	—	—	—	—	—
Equity compensation	—	—	—	—	3,335	—	—	—	3,335
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,272)	(2,272)
Establish tax receivable agreement liability	—	—	—	—	(347)	—	—	—	(347)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	45	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	(1,149)	—	—	1,149	—
Net income	—	—	—	—	—	1,885	—	2,141	4,026
Balance at March 26, 2022	37,038,465	$—	26,433,636	$—	$184,758	$(1,602)	$—	$162,872	$346,028
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	2,459,302	—	(2,459,302)	—	—	—	—	—	—
Vesting of restricted stock units	6,044	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(30,539)	—	—	—	—	—	—
Equity compensation	—	—	—	—	2,000	—	—	—	2,000
Distributions to members of EWC Ventures	—	—	—	—		—	—	(2,488)	(2,488)
Dividends paid to shareholders of Class A common stock	—	—	—	—	—	(122,227)	—	—	(122,227)
Dividend equivalents paid or payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	(87,130)	(87,130)
Establish tax receivable agreement liability	—	—	—	—	(4,067)	—	—	—	(4,067)
Allocation of equity to noncontrolling interests	—	—	—	—	4,095	—	—	(4,095)	—
Net income	—	—	—	—	—	968	—	1,063	2,031
Balance at June 25, 2022	39,503,811	$—	23,943,795	$—	$186,786	$(122,861)	$—	$70,222	$134,147

													Accumulated
	MEZZANINE EQUITY				MEMBERS’ EQUITY						Additional		other
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		paid-in	Accumulated	comprehensive	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	capital	deficit	loss	equity
Balance at December 26, 2020	8,309,193	$89,240	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	$83	$(61,473)	$(527)	$203,874
Equity compensation	—	—	—	—	—	—	—	—	—	—	298	—	—	298
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	(942)
Contributions	—	—	—	—	—	—	—	—	—	—	2	—	—	2
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	159	159
Accretion of Class A Founders’ Units to redemption value		31,991									(383)	(31,608)		(31,991)
Net income	—	—	—	—	—	—	—	—	—	—	—	1,102	—	1,102
Balance at March 27, 2021	8,309,193	121,231	2,500,000	24,909	26,311,170	264,849	1	—	1,000	—	—	(91,979)	(368)	172,502
Equity compensation	—	—	—	—	—	—	—	—	—	—	259	—	—	259
Contributions	—	—	—	—	—	—	—	—	—	—	726	—	—	726
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	80	80
Accretion of Class A Founders’ Units to redemption value	—	30,578	—	—		—	—	—	—	—	(985)	(29,593)	—	(30,578)
Net income	—	—	—	—	—	—	—	—	—	—	—	7,729	—	7,729
Balance at June 26, 2021	8,309,193	$151,809	2,500,000	$24,909	26,311,170	$264,849	1	$—	1,000	$—	$—	$(113,843)	$(288)	$150,718

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended June 25, 2022 and June 26, 2021 both consisted of 13 weeks.

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

On August 4, 2021, we completed an internal reorganization, referred to as the “Reorganization Transactions” pursuant to which we were appointed the sole managing member of EWC Ventures. The Reorganization Transactions are more fully described in our annual report on Form 10-K for the fiscal year ended December 25, 2021. EWC Ventures has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the 13 and 26 weeks ended June 26, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of EWC Ventures. The amounts as of June 25, 2022 and December 25, 2021 and for the 13 and 26 weeks ended June 25, 2022 reflect the consolidated operations of the Company.

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

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended December 25, 2021 included in our annual report on Form 10-K, except as described below relating to our adoption of Accounting Standards Codification ("ASC") Topic 842, Leases and restricted cash.

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

(d) Restricted Cash

In accordance with the Company’s securitized financing facility, which is described in Note 6, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash that primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of June 25, 2022, the Company had restricted cash held by the Trustee of $10,866. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the condensed consolidated statements of cash flows.

(e) Recently adopted accounting pronouncements

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

(f) Recently issued accounting pronouncements not yet adopted

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

The Company previously used an interest rate cap to manage its interest rate exposure. However, the Company terminated its interest rate cap in March 2022. These interest rate caps were recorded at fair value. Changes in fair value of our interest rate caps were previously recognized as a component of accumulated other comprehensive loss on the condensed consolidated balance sheets. However, upon termination of the interest rate cap the balance of our accumulated other comprehensive loss was reclassified to the condensed consolidated statement of operations as a component of interest expense. Refer to Note 7—Derivative instruments and hedging activity for additional discussion.

Fair value measurements are summarized below:

	Fair Market Value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate cap
June 25, 2022	$—	$—	$—	$—
December 25, 2021	$(242)	$—	$(242)	$—

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Our outstanding Class A-2 Notes, as defined in Note 6, approximated fair value at June 25, 2022 as they were recently issued.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 25, 2022	December 25, 2021
Prepaid insurance	$1,507	$2,308
Prepaid technology fees	1,886	1,500
Prepaid other & other current assets	3,640	2,119
Total	$7,033	$5,927

The prepaid other & other current assets amounts are primarily composed of prepaid marketing, prepaid commissions and sales taxes.

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 25, 2022	December 25, 2021
Accounts payable	$8,033	$7,684
Accrued inventory	1,799	2,665
Accrued compensation	2,899	5,401
Accrued taxes and penalties	1,504	1,432
Accrued lease termination costs	—	588
Accrued technology and subscription fees	207	196
Accrued interest	4,871	1,477
Accrued professional fees	321	2,090
Accrued marketing fees	588	489
Accrued dividend equivalents	1,290	—
Other accrued liabilities	963	1,133
Total accounts payable and accrued liabilities	$22,475	$23,155

6. Long-term debt

Long-term debt consists of the following:

	June 25, 2022	December 25, 2021
Class A-2 Notes	$400,000	$—
2026 Term Loan	—	180,000
Less: current portion	(4,000)	(5,625)
Total long-term debt	396,000	174,375
Less: unamortized debt discount and deferred financing costs	(25,511)	(1,768)
Total long-term debt, net	$370,489	$172,607

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”). We received $384,328 in proceeds from the issuance of the Class A-2 Notes after deducting the original issue discount of $15,672 and prior to paying any expenses related to the issuance.

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of June 25, 2022.

The net proceeds from the issuance of the Class A-2 Notes were used to repay the previous term loan due in 2026 (the “2026 Term Loan”), fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders (See Note 15).

We incurred a loss on debt extinguishment of $1,957 related to the repayment of the 2026 Term Loan which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations. Of this loss, $1,880 was attributable to the write-off of unamortized debt discount and debt issuance costs and the remaining $77 was attributable to the payment of fees associated with the repayment of the 2026 Term Loan. In connection with the issuance of the Class A-2 Notes and the Variable Funding Notes we incurred $12,419 in lender and third-party fees. Of these fees, $10,858 and the original issue discount described above related to the Class A-2 Notes and have been recorded as a reduction of long-term debt on the accompanying condensed consolidated balance sheet. The remaining $1,561 of fees along with $148 of unamortized deferred financing costs related to the Variable Funding Notes have been recorded as other non-current assets on the accompanying condensed consolidated balance sheet. The debt discount and deferred financing costs attributed to Class A-2 Notes will be amortized to interest expense through the Anticipated Repayment Date, which is defined below, using the effective interest method. The deferred financing costs attributed to the Variable Funding Notes will be amortized to interest expense on a straight-line basis through the Anticipated Repayment Date, which is defined below.

The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.” The Notes were issued in a securitization transaction pursuant to which substantially all of the Company’s revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of EWC Holding Guarantor (including the Master Issuer) (collectively, the “Securitization Entities”) that have pledged substantially all of their assets to secure the Notes and, with respect to the Securitization Entities other than the Master Issuer, act as guarantors of the Notes.

While the Class A-2 Notes are outstanding, payments of principal and interest are required to be made on the Class A-2 Notes on a quarterly basis. The quarterly payments of principal on the Class A-2 Notes may be suspended in the event that the leverage ratio for the Company and its subsidiaries, including the securitization entities, is, in each case, less than or equal to 5.00x.

The legal final maturity date of the Class A-2 Notes is in March of 2052, but it is anticipated that, unless earlier prepaid to the extent permitted under the Base Indenture, dated April 6, 2022 (the “Indenture”), the Class A-2 Notes will be repaid in March of 2027 (the “Anticipated Repayment Date”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to their Anticipated Repayment Date, additional interest will accrue on the Class A-2 Notes equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to ten (10) years plus (ii) 5.00%, plus (iii) 3.87%, exceeds the original interest rate. The Class A-2 Notes rank pari passu with the Variable Funding Notes.

Interest on the Variable Funding Notes will be payable at per annum rates based on term SOFR (plus a credit adjustment spread) or the lenders’ commercial paper funding rate plus 212.5 basis points. There is a commitment fee on the unused portion of the Variable Funding Notes facility, equal to 50 basis points per annum. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to March 2025, subject to two additional one-year extensions at the option of the Company. Following the anticipated date of repayment (and any extensions thereof), additional interest will accrue on the Variable Funding Notes equal to 5.00% per annum.

The Notes are secured by a security interest in substantially all of the assets of the Securitization Entities. The assets of the Securitization Entities include substantially all of the Company’s revenue-generating assets in the United States, which principally consist of franchise-related agreements, certain supply, distribution and logistics services agreements, intellectual property and license agreements for the use of intellectual property.

The Notes are subject to a series of financial and non-financial covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of EWC Ventures), an event of default and the failure to repay or refinance the Notes on the applicable anticipated repayment date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

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

Our cash flow hedge position related to the interest rate cap derivative instrument is as follows:

	Balance Sheet Classification	June 25, 2022	December 25, 2021
Derivatives designated as hedging instruments:
Interest rate cap, current portion	Other current liabilities	$—	$(182)
Interest rate cap, non-current portion	Other long-term liabilities	—	(60)
Total derivative liabilities designated as hedging instruments		$—	$(242)

The table below presents the net unrealized gain recognized in other comprehensive income (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain Recognized in OCI
	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Derivatives designated as hedging instruments:
Interest rate cap	$—	$80	$—	$239
Total	$—	$80	$—	$239

As a result of the termination of the interest rate cap, we recognized a gain of approximately $138 as a component of interest expense on the condensed consolidated statement of operations for the 26 weeks ended June 25, 2022. Of this gain, $196 related to fair value adjustments which was partially offset by $58 related to cash paid to terminate the interest rate cap.

8. Leases

The Company leases various corporate-owned centers and office space to support ongoing business operations under non-cancellable lease agreements with terms expiring through 2032. These lease agreements typically have a lease term ranging from one to 10 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options allow us to extend certain leases for an additional five to 10 years. Most lease arrangements contain tenant improvement allowances, rent holidays and/or rent escalation clauses. In addition to base rent, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. Certain of our leases are subject to variable lease payments that are determined on a basis other than an index or a rate. As such, they are excluded from the calculation of lease liabilities and right-of-use assets and are expensed as incurred. We currently have two sublease agreements in which we sublease real estate no longer used by the Company to other entities with terms expiring through 2023. Neither of these sublease agreements provides for any renewal options and expire on the same dates as their respective head leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party leases.

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

Total lease costs consisted of the following:

	13 Weeks Ended June 25, 2022	26 Weeks Ended June 25, 2022
Operating lease costs	$581	$1,179
Variable lease costs	196	384
Sublease income	(183)	(367)
Total lease costs	$594	$1,196

Rent expense for the 13 and 26 weeks ended June 26, 2021 was $539 and $1,153, respectively. Lease costs for the 13 and 26 weeks ended June 25, 2022 and June 26, 2021, respectively, were included in selling, general and administrative expense on the condensed consolidated statements of operations.

Future maturities of operating lease liabilities as of June 25, 2022 were as follows:

Fiscal Years Ending
2022 (from June 26, 2022)	$1,067
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total lease payments	7,201
Less: amount representing interest	(725)
Present value of lease liabilities	6,476
Less: current portion	(1,628)
Operating lease liabilities, net of current portion	$4,848

Future minimum rental payments as of December 25, 2021 were as follows:

Fiscal Years Ending
2022	$2,098
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total	$8,232

The weighted average lease term and discount rate of our operating leases as of June 25, 2022 were as follows:

Weighted average remaining lease term (years)	4.8
Weighted average discount rate	4.3%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	13 Weeks Ended June 25, 2022	26 Weeks Ended June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$649	$1,297

9. Equity Based Compensation

Restricted Stock Units

During the 13 and 26 weeks ended June 25, 2022, we granted 671 and 41,171 restricted stock units (“RSUs”), respectively, to certain employees under the 2021 Omnibus Incentive Plan that will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair value of the RSUs for the 13 and 26 weeks ended June 25, 2022 was $29.80 and $26.29, respectively, and was determined based on the fair value of the underlying Class A common stock on the date of grant.

We recognized $2,000 and $5,335 in equity based compensation expense as a component of selling, general and administrative expense on the condensed consolidated statement of operations during the 13 and 26 weeks ended June 25, 2022, respectively. During the 26 weeks ended June 25, 2022, approximately $1,248 of equity based compensation expense related to the acceleration of vesting on 75,000 time-based incentive units granted under the Management Holdco, LLC Equity Incentive Plan in accordance with the separation agreement between the Company and our previous chief financial officer. We recognized $259 and $557 in equity based compensation expense as a component of selling, general and administrative expense on the condensed consolidated statement of operations during the 13 and 26 weeks ended June 26, 2021.

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 25, 2021	$9,791
Revenue recognized that was included in the contract liability at the beginning of the year	(1,400)
Increase, excluding amounts recognized as revenue during the period	1,821
Balance at June 25, 2022	$10,212

The weighted average remaining amortization period for deferred revenue is 3.8 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 25, 2022. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2022 (from June 26, 2022)	$3,200
2023	1,153
2024	1,090
2025	1,019
2026	909
Thereafter	2,841
Total	$10,212

The summary set forth below represents the balances in deferred revenue as of June 25, 2022 and December 25, 2021:

	June 25, 2022	December 25, 2021
Franchise fees	$7,842	$7,911
Service revenue	2,370	1,880
Total deferred revenue	10,212	9,791
Long-term portion of deferred revenue	6,429	6,787
Current portion of deferred revenue	$3,783	$3,004

12. Income Taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of EWC Ventures. The remaining share of EWC Ventures income or loss is non-taxable to the Company and is not reflected in current or deferred income taxes.

EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. Because EWC Ventures is our financial reporting predecessor and not subject to entity level income tax, no current or deferred income taxes were recorded for the 13 and 26 weeks ended June 26, 2021.

We recorded $19 and $46 in income tax expense for the 13 and 26 weeks ended June 25, 2022 primarily due to state income taxes. The effective tax rate was 0.9% and 0.8% for the 13 and 26 weeks ended June 25, 2022, respectively. The effective tax rate for both the 13 and 26 weeks ended June 25, 2022 differs from the U.S. federal statutory rate primarily due to the effects of decreases in the valuation allowance against our deferred taxes, non-taxable income attributable to non-controlling interest and the tax effects of stock compensation.

As of June 25, 2022, we continue to conclude that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence, and the Company has a full valuation allowance against its federal and state net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which we believe represents significant negative evidence in evaluating whether our deferred tax assets are realizable. Given these cumulative losses and lack of forecast history we do not believe we can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of our deferred tax assets. In upcoming quarters, we will continue to evaluate both the positive and negative evidence surrounding our ability to realize our deferred tax assets.

Tax Receivable Agreement

As of June 25, 2022, future payments under the Tax Receivable Agreement (“TRA”) are expected to be $134,720. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs. As of June 25, 2022, the TRA liability recorded was $64,399 based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

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

The following table summarizes the ownership of EWC Ventures as of June 25, 2022:

	June 25, 2022
	Units Owned	Ownership Percentage
European Wax Center, Inc.	39,503,811	63.5%
Noncontrolling interest	22,658,035	36.5%
Total	62,161,846	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

	13 Weeks Ended June 25, 2022	26 Weeks Ended June 25, 2022
Net income attributable to European Wax Center, Inc.	$968	$2,853
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations to the noncontrolling interest	4,095	2,946
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$5,063	$5,799

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

Prior to the Reorganization Transactions, the EWC Ventures capital structure included Class A, Class B, Class C, and Class D Units. We determined that the presentation of net income per unit for the period prior to the Reorganization Transactions would not be meaningful to the users of these unaudited condensed consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure. Therefore, net income per unit information has not been presented for the 13 and 26 weeks ended June 26, 2021.

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 and 26 weeks ended June 25, 2022:

	13 Weeks Ended	26 Weeks Ended
	June 25, 2022	June 25, 2022
(in thousands, except for share and per share amounts)
Net income	$2,031	$6,057
Less: net income attributable to noncontrolling interests	775	2,694
Net income applicable to Class A common shareholders	$1,256	$3,363
Basic weighted average outstanding shares
Class A Common Stock	37,911,637	37,432,586
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.03	$0.09

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended June 25, 2022:

	13 Weeks Ended	26 Weeks Ended
	June 25, 2022	June 25, 2022
(in thousands, except for share and per share amounts)
Net income	$2,031	$6,057
Less: net income attributable to noncontrolling interests	853	2,872
Net income applicable to Class A common shareholders	$1,178	$3,185
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	37,911,637	37,432,586
Effect of dilutive securities:
RSUs	207,550	196,794
Options	36,252	32,598
Diluted weighted average outstanding shares - Class A Common Stock	38,155,439	37,661,978
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.03	$0.08

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. The 23,943,795 shares of Class B common stock outstanding as of June 25, 2022 were determined to be antidilutive and have therefore been excluded from the computation of diluted net income per share of Class A common stock.

15. Stockholders’ equity

Secondary Public Offering

On May 24, 2022, we completed a secondary public offering (the “Secondary Offering”) of 5,175,000 shares of our Class A common stock at a price of $21.50 per share. All of the shares sold in the Secondary Offering were sold by certain of the Company’s stockholders. As such, we did not receive any proceeds from the Secondary Offering. The shares sold in the secondary offering consisted of 2,771,772 existing shares of Class A common stock and 2,403,228 newly issued Class A shares issued in connection with the exercise of exchange rights in which 2,403,228 EWC Ventures Units and corresponding number of shares of Class B common stock were exchanged for the newly issued shares of Class A common stock.

Share Exchange Transactions

During the 26 weeks ended June 25, 2022 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 156,074 EWC Ventures Units and the corresponding shares of Class B common stock for 156,074 newly issued shares of Class A common stock. These exchange transactions, together with the share exchanges completed in connection with the Secondary Offering, increased the Company’s ownership interest in EWC Ventures.

Special Cash Dividend

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122,227, or $3.30 per share, of Class A common stock which was paid on May 6, 2022 to its Class A common stock holders. The Company also paid dividend equivalents of $82,746, or $3.30 per unit, to holders of EWC Ventures Units on May 6, 2022. These payments were funded through existing cash and proceeds from the Company’s securitization transaction (See Note 6 for more information). In addition, we accrued $4,384 of dividend equivalents for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 20 million waxing services in 2021 and over 13 million waxing services in 2020 generating $797 million and $469 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 893 locations across 45 states as of June 25, 2022. Of these locations, 887 are franchised centers operated by franchisees and six are corporate-owned centers.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands, except operating data and percentages)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Number of system-wide centers (at period end)	893	815	893	815
System-wide sales	$231,061	$218,499	$438,030	$375,462
Same-store sales(1)	6.7%	6.9%	16.0%	1.3%
New center openings	19	7	40	19

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

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
System-wide Centers
Beginning of Period	874	808	853	796
Openings	19	8	40	21
Closures	—	(1)	—	(2)
End of Period	893	815	893	815

Recent Developments

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed its previously announced securitization transaction pursuant to which it issued $400.0 million in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40 million in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5 million in the aggregate).

The net proceeds from the issuance of the Class A-2 Notes were used to repay the previous term loan due in 2026 (the “2026 Term Loan”), fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders.

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122.2 million, or $3.30 per share, of Class A common stock which was paid on May 6, 2022 to its Class A common stock holders. The Company also paid dividend equivalents of $82.7 million, or $3.30 per unit, to holders of EWC Ventures Units on May 6, 2022. In addition, we accrued $4.4 million of dividend equivalents for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards.

For additional information regarding these transactions, see Note 6—Long-term debt and Note 15—Stockholder’s Equity in the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

Overall Economic Trends. Macroeconomic factors that may affect guest spending patterns, and thereby our results of operations, include employment rates, the rate of inflation, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, we believe that our guests see our services as non-discretionary in nature. Therefore, we believe that overall economic trends and related changes in consumer behavior have less of an impact on our business than they may have for other industries subject to fluctuations in discretionary consumer spending.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of proprietary wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 57.2% and 55.4% of our total revenue for the 13 weeks ended June 25, 2022 and June 26, 2021, respectively, and 56.0% and 55.7% of our total revenue for the 26 weeks ended June 25, 2022 and June 26, 2021, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 23.9% and 25.1% of our total revenue for the 13 weeks ended June 25, 2022 and June 26, 2021, respectively, and 24.4% and 24.7% of our total revenue for the 26 weeks ended June 25, 2022 and June 26, 2021, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.4% and 13.8% of our total revenue for the 13 weeks ended June 25, 2022 and June 26, 2021, respectively, and 13.8% and 13.7% of our total revenue for the 26 weeks ended June 25, 2022 and June 26, 2021, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.5% and 5.7% of our total revenue for the 13 weeks ended June 25, 2022 and June 26, 2021, respectively, and 5.8% and 5.9% of our total revenue for the 26 weeks ended June 25, 2022 and June 26, 2021, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

Costs and Expenses

Cost of Revenue: Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold, including distribution and outbound freight costs and inventory obsolescence charges, as well as the cost of materials and labor for services rendered in our corporate-owned centers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses primarily consist of wages, benefits and other compensation-related costs, rent, software, and other administrative expenses incurred to support our existing franchise and corporate-owned centers, as well as expenses attributable to growth and development activities. Also included in selling, general and administrative expenses are accounting, legal, marketing, operations, and other professional fees.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	June 25, 2022	June 26, 2021	$ Change	% Change
Revenue:
Product sales	$30,502	$26,524	$3,978	15.0%
Royalty fees	12,769	12,030	739	6.1%
Marketing fees	7,175	6,632	543	8.2%
Other revenue	2,912	2,716	196	7.2%
Total revenue	53,358	47,902	5,456	11.4%
Operating expenses:
Cost of revenue	14,864	11,540	3,324	28.8%
Selling, general and administrative	15,227	12,212	3,015	24.7%
Advertising	8,049	6,515	1,534	23.5%
Depreciation and amortization	5,055	5,271	(216)	(4.1)%
Total operating expenses	43,195	35,538	7,657	21.5%
Income from operations	10,163	12,364	(2,201)	(17.8)%
Interest expense	8,080	4,635	3,445	74.3%
Other expense	33	—	33	—
Income before income taxes	2,050	7,729	(5,679)	(73.5)%
Income tax expense	19	—	19	—
Net income	$2,031	$7,729	$(5,698)	(73.7)%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	7,729	(7,729)	(100.0)%
Less: net income attributable to noncontrolling interests	1,063	—	1,063	—
Net income attributable to European Wax Center, Inc.	$968	$—	$968	$—

	For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	$ Change	% Change
Revenue:
Product sales	$55,279	$47,141	$8,138	17.3%
Royalty fees	24,154	20,880	3,274	15.7%
Marketing fees	13,626	11,566	2,060	17.8%
Other revenue	5,725	4,972	753	15.1%
Total revenue	98,784	84,559	14,225	16.8%
Operating expenses:
Cost of revenue	26,854	21,471	5,383	25.1%
Selling, general and administrative	30,702	23,278	7,424	31.9%
Advertising	14,605	11,399	3,206	28.1%
Depreciation and amortization	10,115	10,409	(294)	(2.8)%
Total operating expenses	82,276	66,557	15,719	23.6%
Income from operations	16,508	18,002	(1,494)	(8.3)%
Interest expense	9,587	9,171	416	4.5%
Other expense	818	—	818	—
Income before income taxes	6,103	8,831	(2,728)	(30.9)%
Income tax expense	46	—	46	—
Net income	$6,057	$8,831	$(2,774)	(31.4)%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	8,831	(8,831)	(100.0)%
Less: net income attributable to noncontrolling interests	3,204	—	3,204	—
Net income attributable to European Wax Center, Inc.	$2,853	$—	$2,853	—

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Product sales	57.2%	55.4%	56.0%	55.7%
Royalty fees	23.9%	25.1%	24.4%	24.7%
Marketing fees	13.4%	13.8%	13.8%	13.7%
Other revenue	5.5%	5.7%	5.8%	5.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	27.9%	24.1%	27.2%	25.4%
Selling, general and administrative	28.5%	25.5%	31.1%	27.5%
Advertising	15.1%	13.6%	14.8%	13.5%
Depreciation and amortization	9.5%	11.0%	10.2%	12.3%
Total operating expenses	81.0%	74.2%	83.3%	78.7%
Income from operations	19.0%	25.8%	16.7%	21.3%
Interest expense	15.1%	9.7%	9.7%	10.9%
Other expense	0.1%	—	0.8%	—
Income before income taxes	3.8%	16.1%	6.2%	10.4%
Income tax expense	0.0%	—	0.1%	—
Net income	3.8%	16.1%	6.1%	10.4%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	16.1%	—	10.4%
Less: net income attributable to noncontrolling interests	2.0%	—	3.2%	—
Net income attributable to European Wax Center, Inc.	1.8%	—	2.9%	—

Comparison of the Thirteen Weeks Ended June 25, 2022 and June 26, 2021

Revenue

Total revenue increased $5.5 million, or 11.4%, to $53.4 million during the 13 weeks ended June 25, 2022, compared to $47.9 million for the 13 weeks ended June 26, 2021. The increase in total revenue was largely due to a 6.7% increase in same-store sales in the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021. In addition, 78 new center openings became operational during the period from June 27, 2021 through June 25, 2022.

Product Sales

Product sales increased $4.0 million, or 15.0%, to $30.5 million during the 13 weeks ended June 25, 2022, compared to $26.5 million for the 13 weeks ended June 26, 2021. The increase in product sales was primarily due to the increase in same-store sales in the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021. In addition, product sales increased due to new center openings which became operational during the period from June 27, 2021 to June 25, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Royalty Fees

Royalty fees increased $0.8 million, or 6.1%, to $12.8 million during the 13 weeks ended June 25, 2022, compared to $12.0 million for the 13 weeks ended June 26, 2021. The increase in royalty fees during the 13 weeks ended June 25, 2022 was the result of the increase in same-store sales in the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from June 27, 2021 to June 25, 2022.

Marketing Fees

Marketing fees increased $0.6 million, or 8.2%, to $7.2 million during the 13 weeks ended June 25, 2022, compared to $6.6 million for the 13 weeks ended June 26, 2021. Marketing fees increased as a result of the increase in same-store sales in the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from June 27, 2021 to June 25, 2022.

Other Revenue

Other revenue increased $0.2 million or 7.2%, to $2.9 million during the 13 weeks ended June 25, 2022, compared to $2.7 million for the 13 weeks ended June 26, 2021. The increase in other revenue during the 13 weeks ended June 25, 2022 was primarily due to increases in franchise and technology fee revenues driven by new center openings which became operational during the period from June 27, 2021 to June 25, 2022 as well as an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $3.4 million, or 28.8%, to $14.9 million during the 13 weeks ended June 25, 2022, compared to $11.5 million for the 13 weeks ended June 26, 2021. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by the increase in same-store sales in the 13 weeks ended June 25, 2022 compared to the same period in 2021. In addition, cost of revenue increased due to new center openings which became operational during the period from June 27, 2021 to June 25, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.0 million, or 24.7%, to $15.2 million during the 13 weeks ended June 25, 2022, compared to $12.2 million for the 13 weeks ended June 26, 2021. The increase in selling, general and administrative expenses was primarily due to increased equity based compensation expense and insurance expenses. The increase in equity based compensation expense was attributable to the issuance of new equity awards and the modification of certain pre-IPO equity awards. The increase in insurance expense was primarily attributable to the purchase of additional lines of coverage due to becoming a public company.

Advertising

Advertising expenses increased $1.5 million, or 23.5%, to $8.0 million during the 13 weeks ended June 25, 2022, compared to $6.5 million for the 13 weeks ended June 26, 2021. The increase in advertising expense was attributable to the increase in marketing fee revenues as well as the timing of expenses associated with new marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended June 25, 2022 was largely consistent with the 13 weeks ended June 26, 2021, decreasing $0.2 million, or 4.1%, to $5.1 million for the 13 weeks ended June 25, 2022, compared to $5.3 million for the 13 weeks ended June 26, 2021.

Interest Expense

Interest expense increased $3.5 million, or 74.3%, to $8.1 million during the 13 weeks ended June 25, 2022, compared to $4.6 million for the 13 weeks ended June 26, 2021. The increase in interest expense was attributable to a $2.0 million loss on debt extinguishment resulting from the repayment of the 2026 Term Loan. The remaining increase was primarily due to higher principal balances on outstanding debt during the 13 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021.

Income Tax Expense

We recorded $19 thousand in income tax expense for the 13 weeks ended June 25, 2022 primarily due to state income taxes. This differs from the federal statutory income tax rate primarily as a result of the impact of the Company’s full valuation allowance against its net federal and state deferred taxes. Other drivers of the effective tax rate include non-taxable income attributable to non-controlling interest, and the tax effects of stock compensation.

EWC Ventures, our financial reporting predecessor, was a pass-through entity and not subject to income tax. As such, there was no income tax expense for the 13 weeks ended June 26, 2021. We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 16% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

Comparison of the Twenty-Six Weeks Ended June 25, 2022 and June 26, 2021

Revenue

Total revenue increased $14.2 million, or 16.8%, to $98.8 million during the 26 weeks ended June 25, 2022, compared to $84.6 million for the 26 weeks ended June 26, 2021. The increase in total revenue was largely due to a 16.0% increase in same-store sales in the 26 weeks ended June 25, 2022 compared to the 13 weeks ended June 26, 2021. This increase in same-store sales was partially attributable to total revenue for the first 13 weeks of 2021 being negatively impacted by lingering COVID-19 restrictions affecting many of our centers during that period. In addition, 78 new center openings became operational during the period from June 27, 2021 through June 25, 2022.

Product Sales

Product sales increased $8.2 million, or 17.3%, to $55.3 million during the 26 weeks ended June 25, 2022, compared to $47.1 million for the 26 weeks ended June 26, 2021. The increase in product sales was primarily due to the increase in same-store sales in the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021. In addition, product sales increased due to new center openings which became operational during the period from June 27, 2021 to June 25, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Royalty Fees

Royalty fees increased $3.3 million, or 15.7%, to $24.2 million during the 26 weeks ended June 25, 2022, compared to $20.9 million for the 26 weeks ended June 26, 2021. The increase in royalty fees during the 26 weeks ended June 25, 2022 was the result of the increase in same-store sales in the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from June 27, 2021 to June 25, 2022.

Marketing Fees

Marketing fees increased $2.0 million, or 17.8%, to $13.6 million during the 26 weeks ended June 25, 2022, compared to $11.6 million for the 26 weeks ended June 26, 2021. Marketing fees increased as a result of the increase in same-store sales in the 26 weeks ended June 25, 2022 compared to the 26 weeks ended June 26, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from June 27, 2021 to June 25, 2022.

Other Revenue

Other revenue increased $0.7 million or 15.1%, to $5.7 million during the 26 weeks ended June 25, 2022, compared to $5.0 million for the 26 weeks ended June 26, 2021. The increase in other revenue during the 26 weeks ended June 25, 2022 was primarily due to increases in franchise and technology fee revenues driven by new center openings which became operational during the period from June 27, 2021 to June 25, 2022 as well as an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $5.4 million, or 25.1%, to $26.9 million during the 26 weeks ended June 25, 2022, compared to $21.5 million for the 26 weeks ended June 26, 2021. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by the increase in same-store sales in the 26 weeks ended June 25, 2022 compared to the same period in 2021. In addition, cost of revenue increased due to new center openings which became operational during the period from June 27, 2021 to June 25, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Selling, General and Administrative

Selling, general and administrative expenses increased $7.4 million, or 31.9%, to $30.7 million during the 26 weeks ended June 25, 2022, compared to $23.3 million for the 26 weeks ended June 26, 2021. The increase in selling, general and administrative expenses was primarily due to increased payroll and benefits and insurance expenses. The increase in payroll and benefits expense resulted from increased equity based compensation due to the modification of certain pre-IPO equity awards and the issuance of new equity awards and increased headcount at our corporate office due to the increased requirements of being a public company. The increase in insurance expense was primarily attributable to the purchase of additional lines of coverage due to becoming a public company.

Advertising

Advertising expenses increased $3.2 million, or 28.1%, to $14.6 million during the 26 weeks ended June 25, 2022, compared to $11.4 million for the 26 weeks ended June 26, 2021. The increase in advertising expense was attributable to the increase in marketing fee revenues as well as the timing of expenses associated with new marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 26 weeks ended June 25, 2022 was largely consistent with the 26 weeks ended June 26, 2021, decreasing $0.3 million, or 2.8%, to $10.1 million for the 26 weeks ended June 25, 2022, compared to $10.4 million for the 26 weeks ended June 26, 2021.

Interest Expense

Interest expense increased $0.4 million, or 4.5%, to $9.6 million during the 26 weeks ended June 25, 2022, compared to $9.2 million for the 26 weeks ended June 26, 2021.The increase in interest expense was attributable to a $2.0 million loss on debt extinguishment resulting from the repayment of the 2026 Term Loan. However, this increase was mostly offset by lower interest rates on debt outstanding during the first 26 weeks of 2022 compared to the interest rates on debt outstanding during the first 26 weeks of 2021.

Income Tax Expense

We recorded $46 thousand in income tax expense for the 26 weeks ended June 25, 2022 primarily due to state income taxes. This differs from the federal statutory income tax rate primarily as a result of the impact of the Company’s full valuation allowance against its net federal and state deferred taxes. Other drivers of the effective tax rate include non-taxable income attributable to non-controlling interest, and the tax effects of stock compensation.

EWC Ventures, our financial reporting predecessor, was a pass-through entity and not subject to income tax. As such, there was no income tax expense for the 26 weeks ended June 26, 2021. We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 16% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
(in thousands)
Net income	$2,031	$7,729	$6,057	$8,831
Interest expense	8,080	4,635	9,587	9,171
Income tax expense	19	—	46	—
Depreciation and amortization	5,055	5,271	10,115	10,409
EBITDA	$15,185	$17,635	$25,805	$28,411
Share-based compensation(1)	2,000	259	5,335	557
IPO-related costs(2)	—	1,859	—	2,982
Other compensation-related costs(3)	—	43	—	380
Remeasurement of tax receivable agreement liability (4)	33	—	818	—
Transaction costs (5)	1,406	—	1,406	—
Other (6)	—	—	417	—
Adjusted EBITDA	$18,624	$19,796	$33,781	$32,330

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
(5)
Represents costs related to our secondary offering of Class A common stock by selling stockholders and certain costs incurred in connection with our securitization transaction.
(6)
Represents non-core operating expenses identified by management. For fiscal year 2022 these costs relate to executive severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $31.2 million as of June 25, 2022.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through June 25, 2022 are currently expected to be $134.7 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income (loss) before income taxes on the Consolidated Statements of Operations in the period in which the change occurs. We recorded a liability of $64.4 million based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset. During the 13 and 26 weeks ended June 25, 2022 there were no material changes, other than the debt transactions completed in connection with our securitization transaction, in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended December 25, 2021.

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

Securitized Financing Facility

On April 6, 2022, the Master Issuer completed a securitization transaction pursuant to which it issued $400.0 million in aggregate principal amount of Class A-2 Notes. The net proceeds from the issuance of the Class A-2 Notes were used to repay the 2026 Term Loan, fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders.

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of June 25, 2022. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the transfers of the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Base Indenture, dated April 6, 2022 (the “Indenture”), including events tied to failure to maintain a stated debt service coverage ratio, the sum of system-wide sales being below certain levels on certain measurement dates, certain manager termination events (including in certain cases a change of control of EWC Ventures, LLC), an event of default and the failure to repay or refinance the Notes on the applicable anticipated repayment date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

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

Subject to the discussion in the following paragraph below, payments under the TRA will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. The first payment would be due after the filing of our tax return for the year ended December 25, 2021, which is due October 15, 2022. Future payments under the TRA in respect of future purchases of EWC Ventures Units, Share Exchanges and Cash Exchanges would be in addition to these amounts. Payments under the TRA are computed by reference to realized tax benefits from attributes subject to the TRA and are expected to be funded by tax distributions made to us by our subsidiaries similar to how cash taxes would be funded to the extent these attributes did not exist. To the extent we are unable to make payments under the TRA for any reason (including because the Notes restrict the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Under the TRA, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to the EWC Ventures pre-IPO members in amounts equal to the present value of future payments we are obligated to make under the TRA. If the payments under the TRA are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the TRA for any reason (including because the Notes restrict the ability of our subsidiaries to make distributions to us), under the terms of the TRA Agreement such payments will be deferred and will accrue interest until paid. If we are unable to make payments due to insufficient funds to make such payments, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Summary Statements of Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Twenty-Six Weeks Ended
	June 25, 2022	June 26, 2021
Net cash provided by (used in):
Operating activities	$17,608	$7,860
Investing activities	(82)	(7,917)
Financing activities	(18,771)	(1,428)
Net decrease in cash	$(1,245)	$(1,485)

Operating Activities

During the 26 weeks ended June 25, 2022 and June 26, 2021, net cash provided by operating activities was $17.6 million and $7.9 million, respectively, an increase of $9.7 million. This improvement was largely attributable to our improved operating results in the first 26 weeks of 2022 compared to the first 26 weeks of 2021. In addition, the increase in working capital in the first 26 weeks of 2022 was less than the working capital increase in the first 26 weeks of 2021.

The increase in working capital in 2022 was primarily attributable to increases of $3.7 million and $3.4 million in accounts receivable and inventory, respectively. The increase in accounts receivable was largely the result of increased system-wide sales and new center openings since the end of 2021. The increase in inventory was primarily due to increased demand during the summer season and new center openings.

Investing Activities

During the 26 weeks ended June 25, 2022 and June 26, 2021, we used $0.1 million and $0.3 million of cash, respectively, for capital expenditures. In the first 26 weeks of 2021 we used $7.6 million in cash for the reacquisition of area representative rights.

Financing Activities

Cash used in financing activities was $18.8 million and $1.4 million during the 26 weeks ended June 25, 2022 and June 26, 2021, respectively. Financing activities during the first 26 weeks of 2022 were largely the result of the securitization transaction and the special cash dividend and consisted of the following:

•
The receipt of $384.3 million in proceeds from the issuance of Class A-2 Notes
•
Payments made for the following items:
o
$205.0 million for dividends and dividend equivalents to paid holders of shares of Class A common stock and EWC Ventures Units
o
$180.0 million to fully repay the 2026 Term Loan
o
$12.4 million in deferred financing costs related to the Class A-2 Notes and Variable Funding Notes
o
$4.8 million in tax distributions to EWC Ventures members
o
$0.9 million in costs related to the secondary offering of our Class A common stock in November 2021 and
o
$0.1 million in debt extinguishment costs related to the repayment of the 2026 Term Loan

In the first 26 weeks of 2021 cash used in financing activities primarily consisted of $0.9 million in repurchases of the previously outstanding EWC Ventures Class A units and a $1.2 million principal payment on our previous term loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our Variable Funding Notes bear interest at a variable rate.

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of June 25, 2022 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Based on that evaluation, our CEO and CFO concluded that as of June 25, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended June 25, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

European Wax Center, Inc.

Date: August 4, 2022	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ DAVID L. WILLIS
David L. Willis
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)