Form 10-Q
period 2022-09-24
European Wax Center, Inc.
filed 2022-11-03
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

As of November 1, 2022, the registrant had 45,265,461 and 18,286,587 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

Table of Contents

		Page

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 24, 2022 and December 25, 2021	1
	Condensed Consolidated Statements of Operations for the 13 and 39 weeks ended September 24, 2022, and September 25, 2021	2
	Condensed Consolidated Statements of Comprehensive Income for the 13 and 39 weeks ended September 24, 2022 and September 25, 2021	3
	Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 24, 2022, and September 25, 2021	4
	Condensed Consolidated Statements of Mezzanine Equity and Stockholders'/Members’ Equity for the 13 and 39 weeks ended September 24, 2022, and September 25, 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 24, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$41,593	$43,301
Restricted cash	6,557	—
Accounts receivable, net	6,305	6,656
Inventory	23,087	19,423
Prepaid expenses and other current assets	6,867	5,927
Total current assets	84,409	75,307
Property and equipment, net	2,970	3,863
Operating lease right-of-use assets	5,258	—
Intangible assets, net	187,769	201,995
Goodwill	328,551	328,551
Other non-current assets	4,793	3,723
Total assets	$613,750	$613,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,993	$23,155
Long-term debt, current portion	4,000	5,625
Tax receivable agreement liability, current portion	885	—
Deferred revenue, current portion	3,381	3,004
Operating lease liabilities, current portion	1,399	—
Other current liabilities	—	182
Total current liabilities	25,658	31,966
Long-term debt, net	370,657	172,607
Tax receivable agreement liability	65,384	59,167
Deferred revenue, net of current portion	6,699	6,787
Operating lease liabilities, net of current portion	4,524	—
Other long-term liabilities	4,707	1,671
Total liabilities	477,629	272,198
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of September 24, 2022 and December 25, 2021.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 41,040,835 and 36,932,423 shares issued and outstanding as of September 24, 2022 and December 25, 2021, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 22,486,587 and 26,700,477 shares issued and outstanding as of September 24, 2022 and December 25, 2021, respectively)	—	—
Additional paid-in capital	189,909	182,919
Accumulated deficit	(119,339)	(3,487)
Accumulated other comprehensive loss	—	(45)
Total stockholders' equity attributable to European Wax Center, Inc.	70,570	179,387
Noncontrolling interests	65,551	161,854
Total stockholders' equity	136,121	341,241
Total liabilities and stockholders' equity	$613,750	$613,439

The accompanying notes are an integral part of these condensed consolidated financial statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
REVENUE
Product sales	$31,565	$27,611	$86,844	$74,752
Royalty fees	13,086	11,941	37,240	32,821
Marketing fees	7,339	6,760	20,964	18,326
Other revenue	3,054	2,699	8,780	7,671
Total revenue	55,044	49,011	153,828	133,570
OPERATING EXPENSES
Cost of revenue	16,313	12,825	43,168	34,296
Selling, general and administrative	13,662	22,725	44,364	46,003
Advertising	8,398	8,368	23,003	19,767
Depreciation and amortization	5,059	4,850	15,173	15,259
Total operating expenses	43,432	48,768	125,708	115,325
Income from operations	11,612	243	28,120	18,245
Interest expense	6,804	9,515	16,391	18,686
Other expense	(516)	—	302	—
Income (loss) before income taxes	5,324	(9,272)	11,427	(441)
Income tax expense(1)	37	—	83	—
NET INCOME (LOSS)	$5,287	$(9,272)	$11,344	$(441)
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	1,496	—	10,327
Less: net income (loss) attributable to noncontrolling interests	1,765	(5,237)	4,969	(5,237)
NET INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$3,522	$(5,531)	$6,375	$(5,531)
Net income (loss) per share (2)
Basic - Class A Common Stock	$0.09	$(0.18)	$0.17	$(0.18)
Diluted - Class A Common Stock	$0.08	$(0.18)	$0.17	$(0.18)
Weighted average shares outstanding
Basic - Class A Common Stock	39,849,170	31,370,186	38,238,114	31,370,186
Diluted - Class A Common Stock	62,849,257	31,370,186	38,426,968	31,370,186

(1) Income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following the IPO and the related Reorganization Transactions is zero as we incurred a pre-tax loss for the period and we have recorded a full valuation allowance against our deferred tax assets. See Note 12 for more information.
(2) Basic and diluted net loss per share of Class A common stock for fiscal year 2021 is for the period of August 4, 2021 through September 25, 2021, the period after the Reorganization Transactions. See Note 14 for the calculation of the numbers of shares used in computation of net income (loss) per share of Class A common stock and the basis for computation of net income (loss) per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Comprehensive Income (LOSS)

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
NET INCOME (LOSS)	$5,287	$(9,272)	$11,344	$(441)
Items included in other comprehensive income (loss):
Unrealized gain on cash flow hedge	—	(128)	—	111
TOTAL COMPREHENSIVE INCOME (LOSS)	$5,287	$(9,400)	$11,344	$(330)
Less: total comprehensive income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	1,339	—	10,409
Less: total comprehensive loss attributable to non-controlling interests	1,765	(5,223)	4,969	(5,223)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$3,522	$(5,516)	$6,375	$(5,516)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021
Cash flows from operating activities:
Net income (loss)	$11,344	$(441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,173	15,259
Amortization of deferred financing costs	2,483	924
Gain on interest rate cap	(196)	—
Provision for inventory obsolescence	(26)	—
Loss on debt extinguishment	1,957	6,313
Provision for bad debts	38	616
Remeasurement of tax receivable agreement liability	302	—
Loss on disposal of property and equipment	5	335
Equity compensation	7,452	7,952
Changes in assets and liabilities:
Accounts receivable	(137)	(3,578)
Inventory	(3,638)	(8,665)
Prepaid expenses and other assets	1,101	(2,121)
Accounts payable and accrued liabilities	(7,623)	4,665
Deferred revenue	289	542
Other long-term liabilities	(575)	428
Net cash provided by operating activities	27,949	22,229
Cash flows from investing activities:
Purchases of property and equipment	(143)	(364)
Reacquisition of area representative rights	—	(7,644)
Net cash used in investing activities	(143)	(8,008)
Cash flows from financing activities:
Deferred loan costs	(12,419)	(1,294)
Payments on line of credit	—	(30,000)
Proceeds from long-term debt	384,328	179,370
Principal payments on long-term debt	(181,000)	(240,553)
Payments of debt extinguishment costs	(77)	(2,446)
Distributions to EWC Ventures LLC members	(7,280)	(5,198)
Proceeds from initial public offering of Class A common stock, net of underwriting discounts and offering expenses	—	145,953
Payment of Class A common stock offering costs	(870)	—
Repurchase of Class A Units	—	(942)
Repurchase of Class B common stock and EWC Ventures common units	—	(70,465)
Taxes on vested restricted stock units paid by withholding shares	(525)	—
Dividends to holders of Class A common stock	(122,227)	—
Dividend equivalents to holders of EWC Ventures units	(82,887)	—
Net cash used in financing activities	(22,957)	(25,575)
Net increase (decrease) in cash	4,849	(11,354)
Cash, cash equivalents and restricted cash, beginning of period	43,301	36,720
Cash, cash equivalents and restricted cash, end of period	$48,150	$25,366
Supplemental cash flow information:
Cash paid for interest	$12,886	$11,763
Cash paid for income taxes	$96	$—
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$5	$96
Non-cash financing activities:
Non-cash equity distributions	$—	$689
Initial public offering expenses in accounts payable and accrued liabilities	$—	$483

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Mezzanine Equity and STOCKHOLDERS'/Members’ Equity

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

							Accumulated
					Additional		other
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 25, 2021	36,932,423	$—	26,700,477	$—	$182,919	$(3,487)	$(45)	$161,854	$341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	100,000	—	(100,000)	—	—	—	—	—	—
Vesting of restricted stock units	6,042	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(166,841)	—	—	—	—	—	—
Equity compensation	—	—	—	—	3,335	—	—	—	3,335
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,272)	(2,272)
Establish tax receivable agreement liability	—	—	—	—	(347)	—	—	—	(347)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	45	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	(1,149)	—	—	1,149	—
Net income	—	—	—	—	—	1,885	—	2,141	4,026
Balance at March 26, 2022	37,038,465	$—	26,433,636	$—	$184,758	$(1,602)	$—	$162,872	$346,028
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	2,459,302	—	(2,459,302)	—	—	—	—	—	—
Vesting of restricted stock units	6,044	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(30,539)	—	—	—	—	—	—
Equity compensation	—	—	—	—	2,000	—	—	—	2,000
Distributions to members of EWC Ventures	—	—	—	—		—	—	(2,488)	(2,488)
Dividends paid to shareholders of Class A common stock	—	—	—	—	—	(122,227)	—	—	(122,227)
Dividend equivalents paid or payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	(87,130)	(87,130)
Establish tax receivable agreement liability	—	—	—	—	(4,067)	—	—	—	(4,067)
Allocation of equity to noncontrolling interests	—	—	—	—	4,095	—	—	(4,095)	—
Net income	—	—	—	—	—	968	—	1,063	2,031
Balance at June 25, 2022	39,503,811	$—	23,943,795	$—	$186,786	$(122,861)	$—	$70,222	$134,147
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	1,457,208	—	(1,457,208)	—	—	—	—	—	—
Vesting of restricted stock units	104,447	—	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	2,117	—	—	—	2,117
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,520)	(2,520)
Shares withheld for taxes on vested restricted stock units	(24,631)	—	—	—	(525)	—	—	—	(525)
Establish tax receivable agreement liability	—	—	—	—	(2,385)	—	—	—	(2,385)
Allocation of equity to noncontrolling interests	—	—	—	—	3,916	—	—	(3,916)	—
Net income	—	—	—	—	—	3,522	—	1,765	5,287
Balance at September 24, 2022	41,040,835	$—	22,486,587	$—	$189,909	$(119,339)	$—	$65,551	$136,121

																	Accumulated
	MEZZANINE EQUITY				STOCKHOLDERS'/MEMBERS’ EQUITY										Additional		other
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Member's	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	Deficit	interest	equity
Balance at December 26, 2020	8,309,193	$89,240	2,500,000	$24,909	26,401,089	$265,791	1	$—	1,000	$—	—	$—	—	$—	$—	$—	$(527)	$(61,390)	$—	$203,874
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	298	—	298
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	—	—	—	—	—	—	(942)
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	159	0	—	159
Accretion of Class A Founders’ Units to redemption value	—	31,991	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(31,991)	—	(31,991)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,102	—	1,102
Balance at March 27, 2021	8,309,193	$121,231	2,500,000	$24,909	26,311,170	$264,849	1	$—	1,000	$—	—	$—	—	$—	$—	$—	$(368)	$(91,979)	$—	$172,502
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	259	—	259
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	726	—	726
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	80	0	—	80
Accretion of Class A Founders’ Units to redemption value	—	30,578	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,578)	—	(30,578)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,729	—	7,729
Balance at June 26, 2021	8,309,193	$151,809	2,500,000	$24,909	26,311,170	$264,849	1	$—	1,000	$—	—	$—	—	$—	$—	$—	$(288)	$(113,843)	$—	$150,718
Equity Compensation prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	110	—	110
Distributions prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,512)	—	(6,512)
Accretion of Class Founders’ Units to redemption value prior to reorganization transactions	—	49,834	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(49,834)	—	(49,834)
Net income prior to reorganization transactions																—		1,496		1,496
Unrealized loss on cash flow hedge prior to reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(157)	—	—	(157)
Effect of reorganization transactions	(8,309,193)	(201,643)	(2,500,000)	(24,909)	(26,311,170)	(264,849)	(1)	—	(1,000)	—	21,540,982	0	36,740,956	0	123,615	—	275	168,583	198,928	226,552
Issuance of Class A Common Stock, net of offering costs	—	—	—	—	—	—	—	—	—	—	9,829,204	0	—	—	145,470	—	—	—	—	145,470
Repurchase of Class B Common Stock and EWC Ventures Units from selling shareholders													(4,368,414)	(0)	(70,465)	—		—		(70,465)
Equity compensation subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,285	—	—	—	—	7,285

Distributions subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(103)	—	—	—	—	(103)
Establish tax receivable agreement liability subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,823)		—	—		(48,823)
Unrealized gain on cash flow hedge subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15	—	14	29
Impact of change in ownership on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	111	—	21	—	(132)	—
Net loss subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,531)	—	—	(5,237)	(10,768)
Balance at September 25, 2021	—	—	—	—	—	—	—	—	—	—	31,370,186	0	32,372,542	0	157,090	(5,531)	(134)	—	193,573	344,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Notes to CONDENSED Consolidated Financial Statements

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

1. Nature of business and organization

European Wax Center, Inc. (the “Company”) was formed as a Delaware corporation on April 1, 2021. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of EWC Ventures, LLC (“EWC Ventures”) and its subsidiaries. Through its subsidiaries, the Company is engaged in selling franchises of European Wax Center, distributing proprietary facial and body waxing products to franchisees which are used to perform waxing services and providing branded facial and body waxing products directly to consumers at various locations throughout the United States.

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended September 24, 2022 and September 25, 2021 both consisted of 13 weeks.

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

On August 4, 2021, we completed an internal reorganization, referred to as the “Reorganization Transactions” pursuant to which we were appointed the sole managing member of EWC Ventures. The Reorganization Transactions are more fully described in our annual report on Form 10-K for the fiscal year ended December 25, 2021. EWC Ventures has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the 13 and 39 weeks ended September 25, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of EWC Ventures. The amounts as of September 24, 2022 and December 25, 2021 and for the 13 and 39 weeks ended September 24, 2022 reflect the consolidated operations of the Company.

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

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended December 25, 2021 included in our annual report on Form 10-K, except as described below relating to our adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases and restricted cash.

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

(d) Restricted Cash

In accordance with the Company’s securitized financing facility, which is described in Note 6, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash that primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. As of September 24, 2022, the Company had restricted cash held by the Trustee of $6,557. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the condensed consolidated statements of cash flows.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update, as well as subsequently issued amendments, provide temporary, optional guidance to ease the burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships. The relief provided by this ASU does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. However, hedging relationships that apply certain optional expedients prior to December 31, 2022, will be retained through the end of the hedging relationship, including for periods after December 31, 2022. We do not expect that this guidance will have any impact on our financial statements.

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

Fair value measurements are summarized below:

	Fair Market Value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate cap
September 24, 2022	$—	$—	$—	$—
December 25, 2021	$(242)	$—	$(242)	$—

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Our outstanding Class A-2 Notes, as defined in Note 6—Long-term debt, had an approximate fair value of $363,050 as of September 24, 2022.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 24, 2022	December 25, 2021
Prepaid insurance	$2,934	$2,308
Prepaid technology fees	1,281	1,500
Prepaid other & other current assets	2,652	2,119
Total	$6,867	$5,927

The prepaid other & other current assets amounts are primarily composed of prepaid marketing, prepaid commissions and sales taxes.

5. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 24, 2022	December 25, 2021
Accounts payable	$5,652	$7,684
Accrued inventory	1,732	2,665
Accrued compensation	3,206	5,401
Accrued taxes and penalties	1,321	1,432
Accrued lease termination costs	—	588
Accrued technology and subscription fees	158	196
Accrued interest	565	1,477
Accrued professional fees	181	2,090
Accrued marketing fees	902	489
Accrued dividend equivalents	1,266	—
Other accrued liabilities	1,010	1,133
Total accounts payable and accrued liabilities	$15,993	$23,155

6. Long-term debt

Long-term debt consists of the following:

	September 24, 2022	December 25, 2021
Class A-2 Notes	$399,000	$—
2026 Term Loan	—	180,000
Less: current portion	(4,000)	(5,625)
Total long-term debt	395,000	174,375
Less: unamortized debt discount and deferred financing costs	(24,343)	(1,768)
Total long-term debt, net	$370,657	$172,607

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of September 24, 2022.

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

Our cash flow hedge position related to the interest rate cap derivative instrument is as follows:

	Balance Sheet Classification	September 24, 2022	December 25, 2021
Derivatives designated as hedging instruments:
Interest rate cap, current portion	Other current liabilities	$—	$(182)
Interest rate cap, non-current portion	Other long-term liabilities	—	(60)
Total derivative liabilities designated as hedging instruments		$—	$(242)

The table below presents the net unrealized gain recognized in other comprehensive income (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain (Loss) Recognized in OCI
	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Derivatives designated as hedging instruments:
Interest rate cap	$—	$(128)	$—	$111
Total	$—	$(128)	$—	$111

As a result of the termination of the interest rate cap, we recognized a gain of approximately $138 as a component of interest expense on the condensed consolidated statement of operations for the 39 weeks ended September 24, 2022. Of this gain, $196 related to fair value adjustments which was partially offset by $58 related to cash paid to terminate the interest rate cap.

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

Total lease costs consisted of the following:

	13 Weeks Ended September 24, 2022	39 Weeks Ended September 24, 2022
Operating lease costs	$513	$1,691
Variable lease costs	173	558
Sublease income	(138)	(505)
Total lease costs	$548	$1,744

Rent expense for the 13 and 39 weeks ended September 25, 2021 was $602 and $1,755, respectively. Lease costs for the 13 and 39 weeks ended September 24, 2022 and September 25, 2021, respectively, were included in selling, general and administrative expense on the condensed consolidated statements of operations.

Future maturities of operating lease liabilities as of September 24, 2022 were as follows:

Fiscal Years Ending
2022 (from September 25, 2022)	$447
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total lease payments	6,581
Less: amount representing interest	(658)
Present value of lease liabilities	5,923
Less: current portion	(1,399)
Operating lease liabilities, net of current portion	$4,524

Future minimum rental payments as of December 25, 2021 were as follows:

Fiscal Years Ending
2022	$2,098
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total	$8,232

The weighted average lease term and discount rate of our operating leases as of September 24, 2022 were as follows:

Weighted average remaining lease term (years)	4.7
Weighted average discount rate	4.4%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	13 Weeks Ended September 24, 2022	39 Weeks Ended September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$593	$1,890

9. Equity Based Compensation

Restricted Stock Units

During the 39 weeks ended September 24, 2022, we granted 41,171 restricted stock units (“RSUs”), respectively, to certain employees under the 2021 Omnibus Incentive Plan that will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair value of the RSUs granted during the 39 weeks ended September 24, 2022 was $26.29 and was determined based on the fair value of the underlying Class A common stock on the date of grant.

We recognized $2,117 and $7,452 in equity based compensation expense as a component of selling, general and administrative expense on the condensed consolidated statement of operations during the 13 and 39 weeks ended September 24, 2022, respectively. During the 39 weeks ended September 24, 2022, approximately $1,248 of equity based compensation expense related to the acceleration of vesting on 75,000 time-based incentive units granted under the Management Holdco, LLC Equity Incentive Plan in accordance with the separation agreement between the Company and our previous chief financial officer. We recognized $7,395 and $7,952 in equity based compensation expense as a component of selling, general and administrative expense on the condensed consolidated statement of operations during the 13 and 39 weeks ended September 25, 2021, respectively.

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 25, 2021	$9,791
Revenue recognized that was included in the contract liability at the beginning of the year	(2,148)
Increase, excluding amounts recognized as revenue during the period	2,437
Balance at September 24, 2022	$10,080

The weighted average remaining amortization period for deferred revenue is 4.2 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 24, 2022. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2022 (from September 25, 2022)	$2,469
2023	1,210
2024	1,147
2025	1,076
2026	967
Thereafter	3,211
Total	$10,080

The summary set forth below represents the balances in deferred revenue as of September 24, 2022 and December 25, 2021:

	September 24, 2022	December 25, 2021
Franchise fees	$7,920	$7,911
Service revenue	2,160	1,880
Total deferred revenue	10,080	9,791
Long-term portion of deferred revenue	6,699	6,787
Current portion of deferred revenue	$3,381	$3,004

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

We recorded $37 and $83 in income tax expense for the 13 and 39 weeks ended September 24, 2022 primarily due to state income taxes. The effective tax rate was 0.7% for the 13 and 39 weeks ended September 24, 2022. The effective tax rate for both the 13 and 39 weeks ended September 24, 2022 differs from the U.S. federal statutory rate primarily due to the effects of decreases in the valuation allowance against our deferred taxes, non-taxable income attributable to non-controlling interest and the tax effects of stock compensation. We recorded zero income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following our initial public offering (”IPO”) and Reorganization Transactions, as we incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets. Because EWC Ventures is our financial reporting predecessor and not subject to entity level income tax, no current or deferred income taxes were recorded for periods prior to August 4, 2021.

As of September 24, 2022, we continue to conclude that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence, and the Company has a full valuation allowance against its federal and state net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which we believe represents significant negative evidence in evaluating whether our net deferred tax assets are realizable. However, if our financial results continue to improve, our assessment of the realization of our net deferred tax assets could result in the release of some or all the valuation allowance. Such a release would result in a non-cash income tax benefit, which could be material, in our condensed consolidated statement of operations in the period of release and the recording of additional deferred tax assets on our condensed consolidated balance sheet. There is a reasonable possibility that within the next several quarters, sufficient positive evidence becomes available to reach a conclusion that all or a significant portion of the valuation allowances against our net deferred tax assets would no longer be required.

Tax Receivable Agreement

As of September 24, 2022, future payments under the Tax Receivable Agreement (“TRA”) are expected to be $143,792. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs. As of September 24, 2022, the TRA liability recorded was $66,269 based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax assets.

As described above, it is possible within the next several quarters that all or a significant portion of the valuation allowances against our net deferred tax assets would no longer be required. If all or a portion of the valuation allowance were to be released, we would also record a charge, which could be material, in other expense on our condensed consolidated statement of operations and a corresponding increase in our TRA liability on the condensed consolidated balance sheet.

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

The following table summarizes the ownership of EWC Ventures as of September 24, 2022:

	September 24, 2022
	Units Owned	Ownership Percentage
European Wax Center, Inc.	41,040,835	65.9%
Noncontrolling interest	21,241,039	34.1%
Total	62,281,874	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

	13 Weeks Ended September 24, 2022	39 Weeks Ended September 24, 2022	Period of August 4-September 25, 2021
Net income (loss) attributable to European Wax Center, Inc.	$3,522	$6,375	$(5,531)
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations to the noncontrolling interest	3,916	6,862	111
Net increase (decrease) in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$7,438	$13,237	$(5,420)

14. Net income (loss) per share

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the period by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities using the more dilutive of either the treasury stock method or the if-converted method.

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

The following table sets forth the computation of basic net income (loss) per share of Class A common stock for the 13 and 39 weeks ended September 24, 2022 and the period from August 4, 2021 to September 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	13 Weeks Ended	39 Weeks Ended	Period of August 4-
	September 24, 2022	September 24, 2022	September 25, 2021
(in thousands, except for share and per share amounts)
Net income (loss)	$5,287	$11,344	$(10,768)
Less: net income (loss) attributable to noncontrolling interests	1,773	4,735	(5,237)
Net income (loss) applicable to Class A common shareholders	$3,514	$6,609	$(5,531)
Basic weighted average outstanding shares
Class A Common Stock	39,849,170	38,238,114	31,370,186
Basic net income (loss) per share applicable to common shareholders:
Class A Common Stock	$0.09	$0.17	$(0.18)

The following table sets forth the computation of diluted net income (loss) per share of Class A common stock for the 13 and 39 weeks ended September 24, 2022 and the period from August 4, 2021 to September 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	13 Weeks Ended	39 Weeks Ended	Period of August 4-
	September 24, 2022	September 24, 2022	September 25, 2021
(in thousands, except for share and per share amounts)
Net income (loss)	$5,287	$11,344	$(10,768)
Less: net income (loss) attributable to noncontrolling interests	—	4,722	(5,237)
Net income (loss) applicable to Class A common shareholders	$5,287	$6,622	$(5,531)
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	39,849,170	38,238,114	31,370,186
Effect of dilutive securities:
Class B Common Stock	22,892,289	—	—
RSUs	107,798	167,122	—
Options	—	21,732	—
Diluted weighted average outstanding shares - Class A Common Stock	62,849,257	38,426,968	31,370,186
Diluted net income (loss) per share applicable to common shareholders:
Class A Common Stock	$0.08	$0.17	$(0.18)

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. The 22,486,587 shares of Class B common stock outstanding as of September 24, 2022 were determined to be antidilutive for the 39 weeks ended September 24, 2022 and have therefore been excluded from the computation of diluted net income (loss) per share of Class A common stock for that period. The 32,372,542 shares of Class B common stock outstanding as of September 25, 2021 were determined to be antidilutive for the period of August 4, 2021 to September 25, 2021 and have therefore been excluded from the computation of diluted net income (loss) per share of Class A common stock for that period. In addition, 247,631 options and 9,261 RSUs were excluded from the computation of diluted net income per share of Class A common stock for the 13 weeks ended September 24, 2022 as they were determined to be antidilutive. There were 322,997 options and 482,410 RSUs excluded from the computation of diluted net loss per share of Class A common stock for the period of August 4, 2021 to September 25, 2021 as they were determined to be antidilutive.

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

Share Exchange Transactions

During the 39 weeks ended September 24, 2022 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 1,613,282 EWC Ventures Units and the corresponding shares of Class B common stock for 1,613,282 newly issued shares of Class A common stock. These exchange transactions, together with the share exchanges completed in connection with the Secondary Offering, increased the Company’s ownership interest in EWC Ventures.

Special Cash Dividend

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122,227, or $3.30 per share, of Class A common stock which was paid during the 39 weeks ended September 24, 2022 to its Class A common stock holders. The Company also paid dividend equivalents of $82,887, or $3.30 per unit, to holders of EWC Ventures Units during the 39 weeks ended September 24, 2022. These payments were funded through existing cash and proceeds from the Company’s securitization transaction (See Note 6 for more information). In addition, as of September 24, 2022 we had $4,243 of dividend equivalents accrued for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards. Of this amount, $1,266 and $2,977 were recorded in accounts payable and accrued liabilities and other long-term liabilities, respectively, on the accompanying condensed consolidated balance sheets.

16. Subsequent Events

On November 2, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase, from time to time, as market conditions warrant, up to $40,000 of its shares of Class A common Stock. The share repurchase program does not obligate the Company to repurchase any particular amount of Class A common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management at its discretion based on a variety of factors such as the market price of its Class A common stock, corporate and legal requirements, general market and economic conditions, and compliance with the terms of agreements governing the Company’s outstanding indebtedness. Purchases of the Company’s Class A common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, in privately negotiated transactions or by other means in accordance with federal securities laws. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 20 million waxing services in 2021 and over 13 million waxing services in 2020 generating $797 million and $469 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 911 locations across 45 states as of September 24, 2022. Of these locations, 905 are franchised centers operated by franchisees and six are corporate-owned centers.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands, except operating data and percentages)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Number of system-wide centers (at period end)	911	833	911	833
System-wide sales	$235,162	$219,117	$673,193	$594,579
Same-store sales(1)	4.7%	10.6%	11.7%	4.7%
New center openings	18	18	58	37

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

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
System-wide Centers
Beginning of Period	893	815	853	796
Openings	18	18	58	39
Closures	—	—	—	(2)
End of Period	911	833	911	833

Recent Developments

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed its previously announced securitization transaction pursuant to which it issued $400.0 million in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”). In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40 million in Variable Funding Notes (“Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5 million in the aggregate).

The net proceeds from the issuance of the Class A-2 Notes were used to repay the previous term loan due in 2026 (the “2026 Term Loan”), fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders.

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122.2 million, or $3.30 per share, of Class A common stock which was paid during the 39 weeks ended September 24, 2022 to its Class A common stock holders. The Company also paid dividend equivalents of $82.9 million, or $3.30 per unit, to holders of EWC Ventures Units during the 39 weeks ended September 24, 2022. In addition, we accrued $4.2 million of dividend equivalents for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards.

On November 2, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase, from time to time, as market conditions warrant, up to $40 million of its shares of Class A common Stock.

For additional information regarding these transactions, see Note 6—Long-term debt, Note 15—Stockholder’s Equity and Note 16—Subsequent Events in the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

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

Overall Economic Trends. Macroeconomic factors that may affect guest spending patterns, and thereby our results of operations, include employment rates, the rate of inflation, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, we believe that our guests see our services as largely non-discretionary in nature. Therefore, we believe that overall economic trends and related changes in consumer behavior have less of an impact on our business than they may have for other industries subject to fluctuations in discretionary consumer spending.

Guest Preferences and Demands. Our ability to maintain our appeal to existing guests and attract new guests depends on our ability to develop and offer a compelling assortment of services responsive to guest preferences and trends. We also believe that OOH waxing is a recurring need that brings guests back for services on a highly recurring basis which is reflected in the predictability of our financial performance over time. Our guests’ routine personal-care need for OOH waxing is further demonstrated by the top 20% of guests who visit us, on average, approximately every four to five weeks.

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

Seasonality. Our results are subject to seasonality fluctuations in that services are typically in higher demand in periods leading up to holidays and the summer season. The resulting demand trend has historically yielded higher system-wide sales in the second and fourth quarter of our fiscal year. In addition, our quarterly results may fluctuate significantly, because of several factors, including the timing of center openings, price increases and promotions, and general economic conditions.

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of proprietary wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 57.3% and 56.3% of our total revenue for the 13 weeks ended September 24, 2022 and September 25, 2021, respectively, and 56.5% and 56.0% of our total revenue for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 23.8% and 24.4% of our total revenue for the 13 weeks ended September 24, 2022 and September 25, 2021, respectively, and 24.2% and 24.6% of our total revenue for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.3% and 13.8% of our total revenue for the 13 weeks ended September 24, 2022 and September 25, 2021, respectively, and 13.6% and 13.7% of our total revenue for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.6% and 5.5% of our total revenue for the 13 weeks ended September 24, 2022 and September 25, 2021, respectively, and 5.7% and 5.7% of our total revenue for the 39 weeks ended September 24, 2022 and September 25, 2021, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	September 24, 2022	September 25, 2021	$ Change	% Change
Revenue:
Product sales	$31,565	$27,611	$3,954	14.3%
Royalty fees	13,086	11,941	1,145	9.6%
Marketing fees	7,339	6,760	579	8.6%
Other revenue	3,054	2,699	355	13.2%
Total revenue	55,044	49,011	6,033	12.3%
Operating expenses:
Cost of revenue	16,313	12,825	3,488	27.2%
Selling, general and administrative	13,662	22,725	(9,063)	(39.9)%
Advertising	8,398	8,368	30	0.4%
Depreciation and amortization	5,059	4,850	209	4.3%
Total operating expenses	43,432	48,768	(5,336)	(10.9)%
Income from operations	11,612	243	11,369	4678.6%
Interest expense	6,804	9,515	(2,711)	(28.5)%
Other expense	(516)	—	(516)	—
Income (loss) before income taxes	5,324	(9,272)	14,596	157.4%
Income tax expense	37	—	37	—
Net income (loss)	$5,287	$(9,272)	$14,559	157.0%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	1,496	(1,496)	(100.0)%
Less: net income (loss) attributable to noncontrolling interests	1,765	(5,237)	7,002	133.7%
Net income (loss) attributable to European Wax Center, Inc.	$3,522	$(5,531)	$9,053	163.7%

	For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	$ Change	% Change
Revenue:
Product sales	$86,844	$74,752	$12,092	16.2%
Royalty fees	37,240	32,821	4,419	13.5%
Marketing fees	20,964	18,326	2,638	14.4%
Other revenue	8,780	7,671	1,109	14.5%
Total revenue	153,828	133,570	20,258	15.2%
Operating expenses:
Cost of revenue	43,168	34,296	8,872	25.9%
Selling, general and administrative	44,364	46,003	(1,639)	(3.6)%
Advertising	23,003	19,767	3,236	16.4%
Depreciation and amortization	15,173	15,259	(86)	(0.6)%
Total operating expenses	125,708	115,325	10,383	9.0%
Income from operations	28,120	18,245	9,875	54.1%
Interest expense	16,391	18,686	(2,295)	(12.3)%
Other expense	302	—	302	—
Income (loss) before income taxes	11,427	(441)	11,868	2691.2%
Income tax expense	83	—	83	—
Net income (loss)	$11,344	$(441)	$11,785	2672.3%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	10,327	(10,327)	(100.0)%
Less: net income (loss) attributable to noncontrolling interests	4,969	(5,237)	10,206	194.9%
Net income (loss) attributable to European Wax Center, Inc.	$6,375	$(5,531)	$11,906	215.3%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Revenue:
Product sales	57.3%	56.3%	56.5%	56.0%
Royalty fees	23.8%	24.4%	24.2%	24.6%
Marketing fees	13.3%	13.8%	13.6%	13.7%
Other revenue	5.6%	5.5%	5.7%	5.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	29.6%	26.2%	28.1%	25.7%
Selling, general and administrative	24.8%	46.3%	28.8%	34.4%
Advertising	15.3%	17.1%	15.0%	14.8%
Depreciation and amortization	9.2%	9.9%	9.9%	11.4%
Total operating expenses	78.9%	99.5%	81.8%	86.3%
Income from operations	21.1%	0.5%	18.2%	13.7%
Interest expense	12.3%	19.4%	10.6%	14.0%
Other expense	(0.9)%	—	0.2%	—
Income (loss) before income taxes	9.7%	(18.9)%	7.4%	(0.3)%
Income tax expense	0.1%	—	0.1%	—
Net income (loss)	9.6%	(18.9)%	7.3%	(0.3)%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	3.1%	—	7.7%
Less: net income (loss) attributable to noncontrolling interests	3.2%	(10.7)%	3.2%	(3.9)%
Net income (loss) attributable to European Wax Center, Inc.	6.4%	(11.3)%	4.1%	(4.1)%

Comparison of the Thirteen Weeks Ended September 24, 2022 and September 25, 2021

Revenue

Total revenue increased $6.0 million, or 12.3%, to $55.0 million during the 13 weeks ended September 24, 2022, compared to $49.0 million for the 13 weeks ended September 25, 2021. The increase in total revenue was largely due to a 4.7% increase in same-store sales in the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021. In addition, 78 new center openings became operational during the period from September 26, 2021 through September 24, 2022.

Product Sales

Product sales increased $4.0 million, or 14.3%, to $31.6 million during the 13 weeks ended September 24, 2022, compared to $27.6 million for the 13 weeks ended September 25, 2021. The increase in product sales was primarily due to the increase in same-store sales in the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021. In addition, product sales increased due to new center openings which became operational during the period from September 26, 2021 to September 24, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Royalty Fees

Royalty fees increased $1.1 million, or 9.6%, to $13.0 million during the 13 weeks ended September 24, 2022, compared to $11.9 million for the 13 weeks ended September 25, 2021. The increase in royalty fees during the 13 weeks ended September 24, 2022 was the result of the increase in same-store sales in the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from September 26, 2021 to September 24, 2022.

Marketing Fees

Marketing fees increased $0.5 million, or 8.6%, to $7.3 million during the 13 weeks ended September 24, 2022, compared to $6.8 million for the 13 weeks ended September 25, 2021. Marketing fees increased as a result of the increase in same-store sales in the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from September 26, 2021 to September 24, 2022.

Other Revenue

Other revenue increased $0.4 million or 13.2%, to $3.1 million during the 13 weeks ended September 24, 2022, compared to $2.7 million for the 13 weeks ended September 25, 2021. The increase in other revenue during the 13 weeks ended September 24, 2022 was primarily due to an increase in corporate center revenues as well as increases in franchise and technology fee revenues driven by new center openings which became operational during the period from September 26, 2021 to September 24, 2022.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $3.5 million, or 27.2%, to $16.3 million during the 13 weeks ended September 24, 2022, compared to $12.8 million for the 13 weeks ended September 25, 2021. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by the increase in same-store sales in the 13 weeks ended September 24, 2022 compared to the same period in 2021. In addition, cost of revenue increased due to new center openings which became operational during the period from September 26, 2021 to September 24, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Selling, General and Administrative

Selling, general and administrative expenses decreased $9.0 million, or 39.9%, to $13.7 million during the 13 weeks ended September 24, 2022, compared to $22.7 million for the 13 weeks ended September 25, 2021. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll and benefits and professional fee expenses. The decrease in payroll and benefits expense was largely due to additional expense incurred during the 13 weeks ended September 25, 2021 resulting from the modification of certain pre-IPO equity awards and cash bonus payments made in connection with our IPO. The decrease in professional fees was attributable to costs incurred in the prior year period relating to preparations for our initial public offering.

Advertising

Advertising expenses for the 13 weeks ended September 24, 2022 were consistent with the 13 weeks ended September 25, 2021, increasing $30 thousand, or 0.4%, to $8.4 million for the 13 weeks ended September 24, 2022.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended September 24, 2022 was largely consistent with the 13 weeks ended September 25, 2021, increasing $0.2 million, or 4.3%, to $5.1 million for the 13 weeks ended September 24, 2022, compared to $4.9 million for the 13 weeks ended September 25, 2021.

Interest Expense

Interest expense decreased $2.7 million, or 28.5%, to $6.8 million during the 13 weeks ended September 24, 2022, compared to $9.5 million for the 13 weeks ended September 25, 2021. The decrease in interest expense was attributable to a $6.3 million loss on debt extinguishment incurred in connection with our refinancing transaction executed during the 13 weeks ended September 25, 2021. However, this decrease was largely offset by the effect of higher average principal balances and interest rates on outstanding debt during the 13 weeks ended September 24, 2022 compared to the 13 weeks ended September 25, 2021.

Income Tax Expense

We recorded $37 thousand in income tax expense for the 13 weeks ended September 24, 2022 primarily due to state income taxes. This differs from the federal statutory income tax rate primarily as a result of the impact of the Company’s full valuation allowance against its net federal and state deferred taxes. Other drivers of the effective tax rate include non-taxable income attributable to non-controlling interest, and the tax effects of stock compensation. We recorded zero income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following the IPO and Reorganization Transactions, as we incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets.

We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 17% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

Comparison of the Thirty-Nine Weeks Ended September 24, 2022 and September 25, 2021

Revenue

Total revenue increased $20.2 million, or 15.2%, to $153.8 million during the 39 weeks ended September 24, 2022, compared to $133.6 million for the 39 weeks ended September 25, 2021. The increase in total revenue was largely due to a 11.7% increase in same-store sales in the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021. In addition, 78 new center openings became operational during the period from September 26, 2021 through September 24, 2022.

Product Sales

Product sales increased $12.0 million, or 16.2%, to $86.8 million during the 39 weeks ended September 24, 2022, compared to $74.8 million for the 39 weeks ended September 25, 2021. The increase in product sales was primarily due to the increase in same-store sales in the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021. In addition, product sales increased due to new center openings which became operational during the period from September 26, 2021 to September 24, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Royalty Fees

Royalty fees increased $4.4 million, or 13.5%, to $37.2 million during the 39 weeks ended September 24, 2022, compared to $32.8 million for the 39 weeks ended September 25, 2021. The increase in royalty fees during the 39 weeks ended September 24, 2022 was the result of the increase in same-store sales in the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from September 26, 2021 to September 24, 2022.

Marketing Fees

Marketing fees increased $2.7 million, or 14.4%, to $21.0 million during the 39 weeks ended September 24, 2022, compared to $18.3 million for the 39 weeks ended September 25, 2021. Marketing fees increased as a result of the increase in same-store sales in the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021 as well as the increase in system-wide sales driven by new center openings which became operational during the period from September 26, 2021 to September 24, 2022.

Other Revenue

Other revenue increased $1.1 million or 14.5%, to $8.8 million during the 39 weeks ended September 24, 2022, compared to $7.7 million for the 39 weeks ended September 25, 2021. The increase in other revenue during the 39 weeks ended September 24, 2022 was primarily due to increases in franchise and technology fee revenues driven by new center openings which became operational during the period from September 26, 2021 to September 24, 2022 as well as an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $8.9 million, or 25.9%, to $43.2 million during the 39 weeks ended September 24, 2022, compared to $34.3 million for the 39 weeks ended September 25, 2021. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by the increase in same-store sales in the 39 weeks ended September 24, 2022 compared to the same period in 2021. In addition, cost of revenue increased due to new center openings which became operational during the period from September 26, 2021 to September 24, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1.6 million, or 3.6%, to $44.4 million during the 39 weeks ended September 24, 2022, compared to $46.0 million for the 39 weeks ended September 25, 2021. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll and benefits and professional fee expenses. The decrease in payroll and benefits expense was largely due to additional expense incurred during the 13 weeks ended September 25, 2021 resulting from cash bonus payments made in connection with our IPO. The decrease in professional fees was primarily attributable to costs incurred in the prior year period relating to preparations for our initial public offering. These decreases were partially offset by increased insurance expense for the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021 attributable to the purchase of additional lines of coverage due to becoming a public company.

Advertising

Advertising expenses increased $3.2 million, or 16.4%, to $23.0 million during the 39 weeks ended September 24, 2022, compared to $19.8 million for the 39 weeks ended September 25, 2021. The increase in advertising expense was attributable to the increase in marketing fee revenues as well as the timing of expenses associated with new marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 39 weeks ended September 24, 2022 was largely consistent with the 39 weeks ended September 25, 2021, decreasing $0.1 million, or 0.6%, to $15.2 million for the 39 weeks ended September 24, 2022, compared to $15.3 million for the 39 weeks ended September 25, 2021.

Interest Expense

Interest expense decreased $2.3 million, or 12.3%, to $16.4 million during the 39 weeks ended September 24 2022, compared to $18.7 million for the 39 weeks ended September 25, 2021. The decrease in interest expense was attributable to a $6.3 million loss on debt extinguishment incurred in connection with our refinancing transaction executed during the 13 weeks ended September 25, 2021. However, this decrease was largely offset by the effect of higher average principal balances and interest rates on outstanding debt during the 39 weeks ended September 24, 2022 compared to the 39 weeks ended September 25, 2021 as well as a $2.0 million loss on debt extinguishment resulting from the repayment of the 2026 Term Loan during the first 39 weeks of 2022.

Income Tax Expense

We recorded $83 thousand in income tax expense for the 39 weeks ended September 24, 2022 primarily due to state income taxes. This differs from the federal statutory income tax rate primarily as a result of the impact of the Company’s full valuation allowance against its net federal and state deferred taxes. Other drivers of the effective tax rate include non-taxable income attributable to non-controlling interest, and the tax effects of stock compensation. We recorded zero income tax expense for the period of August 4, 2021 through September 25, 2021, which is the period following the IPO and Reorganization Transactions, as we incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets.

We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 17% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
(in thousands)
Net income (loss)	$5,287	$(9,272)	$11,344	$(441)
Interest expense	6,804	9,515	16,391	18,686
Income tax expense	37	—	83	—
Depreciation and amortization	5,059	4,850	15,173	15,259
EBITDA	$17,187	$5,093	$42,991	$33,504
Share-based compensation(1)	2,117	7,395	7,452	7,952
IPO-related costs(2)	—	1,715	—	4,697
IPO-related compensation expense(3)	—	2,343	—	2,343
Other compensation-related costs(4)	—	—	—	380
Remeasurement of tax receivable agreement liability (5)	(516)	—	302	—
Transaction costs (6)	—	—	1,406	—
Other (7)	(157)	—	260	—
Adjusted EBITDA	$18,631	$16,546	$52,411	$48,876

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents legal, accounting and other costs incurred in preparation for initial public offering in fiscal year 2021.
(3)
Represents cash-based compensation expense recorded in connection with the initial public offering in fiscal year 2021.
(4)
Represents costs related to reorganization driven by COVID-19 and buildup of executive leadership team in fiscal year 2021.
(5)
Represents non-cash expense related to the remeasurement of our tax receivable agreement liability.
(6)
Represents costs related to our secondary offering of Class A common stock by selling stockholders and certain costs incurred in connection with our securitization transaction.
(7)
Represents non-core operating expenses identified by management. For fiscal year 2022 these costs relate to executive severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $41.6 million as of September 24, 2022.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through September 24, 2022 are currently expected to be $143.8 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income (loss) before income taxes on the Consolidated Statements of Operations in the period in which the change occurs. We recorded a liability of $66.3 million based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset. During the 13 and 39 weeks ended September 24, 2022 there were no material changes, other than the debt transactions completed in connection with our securitization transaction, in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended December 25, 2021.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of September 24, 2022. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in Part 1 “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 25, 2021 in the section entitled “Risks Related to Our Organization and Structure—We are required to pay the EWC Ventures' pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirty-Nine Weeks Ended
	September 24, 2022	September 25, 2021
Net cash provided by (used in):
Operating activities	$27,949	$22,229
Investing activities	(143)	(8,008)
Financing activities	(22,957)	(25,575)
Net increase (decrease) in cash	$4,849	$(11,354)

Operating Activities

During the 39 weeks ended September 24, 2022 and September 25, 2021, net cash provided by operating activities was $27.9 million and $22.2 million, respectively, an increase of $5.7 million. This improvement was largely attributable to our improved operating results in the first 39 weeks of 2022 compared to the first 39 weeks of 2021. However, the increase in cash flows from operations was partially offset by the working capital increase during the first 39 weeks of 2022 exceeding the working capital increase during the first 39 weeks of 2021.

The increase in working capital in 2022 was primarily attributable to an increase of $3.7 million in inventory and a decrease of $7.7 million in accounts payable and accrued liabilities. The increase in inventory was primarily due to increased purchases from suppliers to support increased system-wide sales and new center openings. The decrease in accounts payable and accrued liabilities was largely driven by the timing of vendor invoice payments as well as decreases in accrued professional fees and accrued compensation.

Investing Activities

During the 39 weeks ended September 24, 2022 and September 25, 2021, we used $0.1 million and $0.4 million of cash, respectively, for capital expenditures. In the first 39 weeks of 2021 we used $7.6 million in cash for the reacquisition of area representative rights.

Financing Activities

Cash used in financing activities was $23.0 million and $25.6 million during the 39 weeks ended September 24, 2022 and September 25, 2021, respectively. Financing activities during the first 39 weeks of 2022 were largely the result of the securitization transaction and the special cash dividend and consisted of the following:

•
The receipt of $384.3 million in proceeds from the issuance of Class A-2 Notes
•
Payments made for the following items:
o
$205.1 million for dividends and dividend equivalents paid to holders of shares of Class A common stock and EWC Ventures Units
o
$181.0 million to fully repay the 2026 Term Loan and the first principal payment on the Class A-2 Notes
o
$12.4 million in deferred financing costs related to the Class A-2 Notes and Variable Funding Notes
o
$7.3 million in tax distributions to EWC Ventures members
o
$0.9 million in costs related to the secondary offering of our Class A common stock in November 2021 and
o
$0.1 million in debt extinguishment costs related to the repayment of the 2026 Term Loan

In the first 39 weeks of 2021 cash used in financing activities were largely the result of the Reorganization Transactions, the IPO and the debt refinancing transactions and consisted of the following:

•
The receipt of cash proceeds from the following sources:
o
$146.0 million from our initial public offering of Class A common stock, net of underwriting discounts and offering expense
o
$179.4 million from the 2026 Term Loan, net of debt discount
•
Payments made for the following items:
o
$270.6 million to fully repay our previous term loan and revolving credit facility
o
$2.4 million for debt extinguishment costs related to the previous term loan
o
$1.3 million in deferred financing costs related to the 2026 Term Loan and revolving credit facility
o
$70.5 million to repurchase Class B common stock and an equivalent number of EWC Ventures common units from certain EWC Ventures members
o
$0.9 million to repurchase EWC Class A units which were outstanding prior to the Reorganization Transactions
o
$5.2 million in net tax distribution payments made to EWC Ventures members

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of September 24, 2022 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Based on that evaluation, our CEO and CFO concluded that as of September 24, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 24, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, “Item 1A. Risk Factors“ in our annual report on Form 10-K for the year ended December 25, 2021, except as set forth below. You should carefully consider the risk factors set forth below and in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Risks Relating to Our Business

Substantially all of the assets of certain of our subsidiaries are security under the terms of the securitization transaction that was completed on April 6, 2022.

On April 6, 2022, EWC Master Issuer LLC (the “Master Issuer”), our limited-purpose, bankruptcy-remote, indirect subsidiary, entered into a base indenture (the “Base Indenture”) and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer issued $400 million in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”) in an offering exempt from registration under the Securities Act of 1933, as amended. In connection with the issuance of the 2022 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility that allows for the issuance of up to $40 million in Series 2022-1 Variable Funding Senior Notes, Class A-1 (the “Variable Funding Notes,” and together with the Class A-2 Notes, the “Notes”), and certain letters of credit.

The Notes were issued in a securitization transaction pursuant to which substantially all of our revenue-generating assets in the United States are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned direct and indirect subsidiaries of the Master Issuer that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.

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

European Wax Center, Inc.

Date: November 3, 2022	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ DAVID L. WILLIS
David L. Willis
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)