Form 10-K
period 2022-12-31
European Wax Center, Inc.
filed 2023-03-09
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's Class A common stock held by non-affiliates, based on the closing price of the shares of Class A common stock as reported on The Nasdaq Stock Market LLC on the last business day of the registrant's most recently completed second fiscal quarter (June 24, 2022) was $556.7 million.

As of March 6, 2023, the registrant had 49,703,011 and 13,046,301 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 6, 2023 are incorporated by reference into Part II and Part III of this Form 10-K.

i

PART I

Item 1. Business.

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 13 million waxing services in 2020, over 20 million waxing services in 2021 and over 22 million waxing services in 2022 generating $469 million, $797 million and $899 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 944 locations across 45 states as of December 31, 2022. Of these locations, 938 are franchised centers operated by franchisees and six are corporate-owned centers.

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

Performance during 2022

In fiscal year 2022, our platform once again delivered growth in revenue, profitability and new centers, which underscores the consistency of our business model and our high engagement with our guests and franchise partners. Highlights from fiscal year 2022 include:

•
Center count increased from 853 as of December 25, 2021 to 944 as of December 31, 2022;
•
System-wide sales increased from $797 million in fiscal year 2021 to $899 million in fiscal year 2022;
•
The Company’s total revenue increased from $179 million for the year ended December 25, 2021 to $207 million for the year ended December 31, 2022;
•
Consolidated net income improved from $4.0 million in 2021 to net income of $13.6 million in 2022; and
•
Adjusted EBITDA increased from $64 million for the year ended December 25, 2021 to $72 million for the year ended December 31, 2022.

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

Although European Wax Center currently represents only 5% of our addressable market, we estimate we are approximately six times larger than our closest waxing-focused competitor within OOH waxing by center count and approximately 11 times larger by system-wide sales. Our market remains highly fragmented, with more than 10,000 independent waxing-focused operators that lack scale and almost 100,000 beauty salons that only provide waxing as a small part of their broader service offering. For many beauty salons and other similar operators, waxing is not their core competency, with services frequently provided in “backrooms” and without significant investment in the overall experience. This fragmentation results in a marketplace characterized by inconsistent quality, lack of technological accessibility and scheduling, and one-time transactional services that fail to instill customer trust and engagement. European Wax Center’s singular focus on waxing services and unmatched scale allow us to capitalize on this opportunity.

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
•
Champions of Confidence and Guest Experience: According to consumer surveys, our guests feel better and more confident after a service visit at one of our centers. We have focused on enhancing the guest experience across all touchpoints within our brand:
•
Champions of Accessibility: Our growing network of 944 centers across 45 states enables convenience and accessibility for our customers. Whether our guests move across town or across the country, our brand can serve their ongoing waxing needs with more access points than any other provider of OOH waxing services in the United States. Our Wax Pass program is portable across our network and guests often redeem services through a Wax Pass across multiple European Wax Center locations. Our mobile app technology further enhances accessibility by enabling guests to easily book appointments on-line at a time and location most convenient to them.
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

Committed Franchisees Achieving Attractive and Predictable Unit-Level Economics

Our simple, yet difficult to replicate, operating model translates into an attractive return on our franchisees’ invested capital. Our high-quality franchisee base consists of 217 franchisees as of December 31, 2022, with 143 franchisees operating multiple European Wax Center locations. Our current franchisees represent over 94% of new center openings over the last three years, demonstrating their continued interest to grow our brand based on four-wall economics and return on investment. Our centers require a modest upfront investment cost, then achieve profitability and generate superior unit-level economics. We generate revenue from our franchisees through the sale of branded products as well as the payment of ongoing fees, including royalty and marketing fund contributions, which are determined by the service sales of each center. For the year ended December 31, 2022, we received revenue from our franchisees as follows: $117.7 million, or 58%, of our revenue came from product sales, $49.7 million, or 25%, of our revenue through franchisee royalty payments, $28.0 million, or 14%, of our revenue through marketing fund contributions, and $5.4 million, or 3%, of our revenue came from other sources. Our remaining revenue for the year ended December 31, 2022 was generated from corporate-owned centers.

Our centers experience a highly predictable maturation curve that is consistent across cohorts and geographies, providing our franchisees with a high degree of confidence in realizing attractive returns. We believe our value proposition has created a franchisee base that is committed to growing with our brand, with more than 87% of new centers opened in 2020, 93% of new centers opened in 2021 and 99% of new centers opened in 2022 coming from existing franchisees.

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

Asset-Light Franchise Platform with Resilient Free Cash Flow Generation

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow, and resilience through economic cycles. Due to the impacts of COVID-19, including the temporary closure of all of our centers, our network experienced the first year of negative same-store sales growth in 2020. However, positive same-store sales growth, calculated against both 2020 and 2019, resumed in 2021. In addition, given our low capital expenditures and working capital needs, we are able to drive strong free cash flow generation throughout economic cycles. In 2020, for example, through disciplined cost management, our business remained profitable on an EBITDA basis and sustained strong EBITDA margins despite the decline in system- wide sales driven by the COVID-19 pandemic. Our ability to drive robust financial performance through 2020 is a testament to the resilience of our platform, which enables us to invest in technology and digital enablement, training programs, and marketing initiatives. This is a key differentiator of our scaled platform relative to independent operators in our market, and a significant reason why we believe we are the franchisor of choice in OOH waxing.

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

The other members of our leadership team have been assembled at European Wax Center from senior positions at leading retail and franchising organizations including Bloomin' Brands, Jamba Juice, and American Eagle Outfitters. Our team has encouraged investment in tech-forward systems and corporate infrastructure to support the anticipated continued growth of our network. We believe our guests and franchisees are better connected with one another as a result of our scale advantages and we are only in the early innings of truly unlocking the potential of our unique platform.

Our Growth Strategies

We intend to deliver sustainable growth in revenue and profitability by executing on the following basic strategies:

Grow Our National Footprint Across New and Existing Markets

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. Our center count grew 11%, 7% and 6% during fiscal years 2022, 2021 and 2020, respectively, and has grown every year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly trained wax specialists that our brand has been known for since our initial opening.

We believe that none of our existing markets are fully penetrated and approximately 75% of our whitespace opportunity is in markets where we already have a presence today, which provides us with a high degree of confidence for the likely receptivity and success of new openings.

Our new centers require a modest upfront investment and follow a highly predictable maturation curve across cohorts and geographies, providing us and our franchisees with a high degree of visibility into the embedded earnings potential of newly opened centers. Historically, our centers reach maturity after five years, and as of December 31, 2022, 63% of our centers were mature.

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

Employ Strategies to Continue Driving System-Wide Sales Growth

We are continuously employing strategies to increase guest visit frequency and drive higher guest spend with the aim of sustaining our system-wide sales growth, including:

•
Increase Wax Pass Adoption Rates: Our Wax Pass program provides guests with preferential pricing through either pre-paid or unlimited wax passes and provides us with a recurring and predictable revenue stream. We continue to expand and refine the program to drive increased adoption from non- member guests and we have grown the share of transactions conducted using Wax Passes to approximately 59% in 2022.
•
Expand our Share of our Guests’ Personal-Care Expenditures: The trusted relationships between guests and wax specialists results in an authentic channel through which we can increase our share of our guests’ spend on personal-care. Over time, we believe the relationship between guest and wax specialist provides us a strong foundation to broaden our offerings across the personal-care category.
•
Increase our Transaction Attachment Rate: Approximately 13%, 14% and 15% of transactions in 2022, 2021 and 2020, respectively, resulted in purchases of retail products. In April 2021, we launched a refreshed portfolio of retail products complementing our core waxing services across all centers. We expect to drive greater attachment rates from this new product line-up through the right product innovation, attractive pricing, and expert consultative selling by our trained wax specialists. We define the term “attachment rate” as the percentage of transactions that include the purchase of a retail product to the total number of transactions.
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

Our Guests

Approximately 96% of our guests are women, with our brand appealing to female guests across age groups, ethnicities and income brackets. At every touchpoint, we embody our mission by concentrating key media communications on passion points that bolster guest affinity for European Wax Center and deliver personalized messaging to inspire action. We believe that there has been a significant increase in male interest in OOH waxing which represents an attractive growth opportunity. We intend to increase our share of male guests, with specific male-focused marketing collateral and service offerings.

Our Centers

We have a leading portfolio of centers operating in 944 locations across 45 states as of December 31, 2022. Of these locations, 938 are franchised centers operated by franchisees and six are corporate-owned centers.

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

Our centers are committed to industry-leading hygiene and safety standards. Once checked-in, our guests enter a private, sanitized waxing suite where wax specialists offer a personalized experience. In-suite iPads provide our wax specialists with detailed insights on each of their guests, empowering them to provide “concierge-like” services such as personalized add-on services and product recommendations, driving increased guest spend. After each service, our guests are encouraged to test our retail products with samples from our touch-free sample bar, promoting our transaction attachment rate.

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

Retail Products

Our centers sell a comprehensive assortment of proprietary EWC-branded retail products that allow guests to maintain healthy post-wax skin between visits. These products are specifically tailored to enhance the services we provide. Our products are dermatologist-tested and are formulated without parabens, mineral oil, phthalates, hydroquinone, triclosan, formaldehyde and gluten. We exclusively distribute these retail products to our franchisees for sale in-center and sell them direct-to-consumer through our website. We have approximately 35 full-sized SKUs in our branded product portfolio.

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

We employ a variety of marketing techniques to build awareness of, and create demand for, our brand, and the services and products we offer. We have implemented sophisticated data-driven marketing practices in support of this framework and we deploy the dedicated marketing funds contributed by our franchisees across each of our marketing strategies. Due to center closures in 2020 driven by the COVID-19 pandemic, we paused our marketing fund collections from April 2020 to June 2020. As a result, we do not believe that the amounts collected and spent through our centralized marketing fund in 2020 are representative of our historical or expected future marketing collections and spend. In 2021, we collected and spent approximately $25 million for marketing through our centralized marketing fund, of which 44% was deployed through digital channels. In 2022, we collected and spent approximately $28 million for marketing through our centralized marketing fund, of which 57% was deployed through digital channels.

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
•
Other pre-opening support: we conduct business reviews with each franchisee prior to new center openings to ensure construction activities are in sync with recruitment plans, training programs and all other pre-opening marketing activities to ensure each center is best positioned to open successfully and build momentum.

Guest experience support:

•
Wax training: we require an intensive six-day training program for all new wax specialists as well as continued learning requirements to keep all wax specialists performing at the consistent, high-quality standards for which we are known. Training is conducted by a corporate or peer trainer both in-person as well as virtually. Franchisees also appoint in-house trainers who are expected to maintain an ongoing training system for wax specialists and other associates within each center.
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
•
Uniform Point-of-Sales System: we leverage a consistent Point-of-Sales system, which includes a guest-facing application, across our entire network which is easy to adopt and results in a streamlined approach to ongoing technical support for our franchisees.
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

These support services allow our franchisees to focus on the day-to-day operations of their centers and to provide high-quality services that our guests have come to associate with our brand. We also participate in a Franchise Advisory council, through which we collect continuous feedback from our franchisees to enhance our offering, business model and support services, and to ensure that our franchisees have an open channel of communication with us.

Franchise Unit-Level Economics

A European Wax Center location typically reaches maturity in year five of operations, at which point a center generates on average $1.1 million in revenue and annual cash-on-cash returns in excess of 60%. A typical franchisee initially invests approximately $392,000 when opening a new center (excluding real estate purchase or lease costs, pre-opening expenses and initial working capital investment), with ongoing fees that are determined by the service sales of each center. These ongoing fees include royalty and marketing fund contributions, which are 6% and 3% of service sales, respectively. Our centers follow a highly predictable maturation curve once open that is consistent across cohorts and geographies, with an average unit volume of $0.8 million and double-digit EBITDA margins already in year two of operations.

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

We also compete with other types of hair removal alternatives, including laser hair removal, sugaring, threading, as well as in-home solutions, such as shaving, chemical-based creams, epilators, at-home laser hair removal and at-home waxing. OOH laser hair removal is a semi-permanent solution that is significantly more expensive than OOH waxing. Sugaring and threading are both less effective options than OOH waxing and have not been widely adopted among consumers. At-home shaving lasts for a significantly shorter time than waxing, and other at-home solutions are frequently viewed as less effective, messier, more painful and more time-consuming than OOH services administered by highly-trained specialists.

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

Our products are manufactured by market leaders, and we partner with two overseas suppliers with multiple facilities in Spain and France to source our wax and one supplier to source our branded retail products. We currently have a long-term contract with only one of our wax suppliers. Our manufacturing partners arrange for delivery of products either to one of the three third-party distribution centers that supply our centers or directly to our franchised and corporate-owned centers. In addition, we partner with one supplier to provide medical products to our centers for use in administering wax services.

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

Human Capital

As of December 31, 2022, we employed approximately 117 full-time employees, including approximately five full-time employees at corporate-owned centers. We also employ approximately 84 part-time associates, primarily in our corporate-owned centers. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We strive for exceptional performance and results, which is why meritocracy is one of our core values. We provide employees the opportunity to grow and to be rewarded based on results.

To ensure the health and safety of our and our franchisees’ employees we have refined our in-center atmosphere to allow for contactless check-in and elevated our hygiene standards at all centers. We sanitize all wax suites with disinfectant wipes after each guest’s visit and require our franchisees to carry an inventory of gloves, face masks and other personal protective equipment.

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

•
Substantially all of the assets of certain of our subsidiaries are security under the terms of a securitization transaction that was completed on April 6, 2022.
•
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
•
Changes in labor costs, other operating costs, such as commodity costs, interest rates and inflation have adversely affected and may continue to adversely affect our results of operations.
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

Risks Relating to Our Organization and Structure

•
We are a holding company and our principal asset is our 71.0% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement and cover other expenses, including our corporate and other overhead expenses.
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

Additionally, if our franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, our revenues may decline, and we may need to offer extended payment terms or make other concessions. Also, refusal on the part of franchisees to renew their franchise agreements may result in decreased payments from franchisees. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.

In addition, a bankruptcy of any multi-unit franchisee could negatively impact our ability to collect payments due under such franchisee’s agreements. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreements under the applicable bankruptcy code, in which case there would be no further royalty payments from such franchisee. The amount of the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee may not be sufficient to satisfy a damage claim resulting from such rejection. See “—Nearly all of our centers are owned and operated by franchisees and, as a result, we are highly dependent upon our franchisees.”

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

Furthermore, the ability of our franchisees to enter new markets and grow our business may not be indicative of future growth. Our various business strategies and initiatives, including our growth of franchisees, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The historical conversion rate of signed commitments to new franchised centers may not be indicative of the conversion rates we will experience in the future.

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

Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide centers. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. These changes may need to be implemented quickly. Our inability to implement and maintain such systems and controls, including to accurately report our data, could harm consumer confidence in our reporting and adversely affect our business. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ centers is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2022, our franchisees opened 93 centers, compared to 61 centers in 2021 and 52 centers in 2020. Our failure to successfully execute on our planned expansion of centers could materially and adversely affect our results of operations and financial condition.

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

The jurisdictions in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This includes increased privacy related legislative and enforcement activity at both the federal level and the state level, including the implementation of the California Consumer Protection Act (the “CCPA”), which came into effect in January 2020, the California Privacy Rights Act (the “CPRA”) which will take effect on January 1, 2023, as well as other state data privacy and breach notification laws. The CCPA broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA expands upon the CCPA by creating additional obligations relating to personal information and establishing a new enforcement agency dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CPRA have recently passed in Virginia, Colorado, Utah and Connecticut, and it is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. We, our affiliated entities and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the CCPA, the CPRA, and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws. We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the CCPA, the CPRA and other Privacy and Data Protection Laws becomes available. In addition to the foregoing, governments or other regulatory agencies may propose additional standards that apply to the protection of customer and company information, and our systems may be unable to satisfy changing industry security requirements, applicable regulations or employee and guest expectations without significant additional capital investments or time, which could have a material adverse effect on our business and results of operations.

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
•
sell certain assets;
•
create or incur liens on certain assets to secure indebtedness; or
•
consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities or securities convertible into equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Available financing, if needed, may also be impacted by the interest rate environment and recent and potential future increases to the federal funds rate. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, you bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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

The COVID-19 pandemic has the potential to cause a disruption in our supply chain and may adversely impact economic conditions in the United States. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our centers. In addition, the continuation of the COVID-19 pandemic may prolong the volatility and disruption of the economies and financial markets of United States and could result in a sustained reduction in the demand for our services and products, longer payment cycles, slower adoption of new products and services and/or increased price competition, as well as a reduction of workforce at our centers. A decline in the sales and operating results of our centers could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

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

Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may result in a reduction in the demand for our services and products, longer payment cycles, slower adoption of new products and services and/or increased price competition. Declining economic conditions may cause our guests to defer seeking waxing services or other personal-care services. As a result, poor economic conditions may lead to a decline in the sales and operating results of our centers, which could in turn materially and adversely affect the ability of franchisees to pay franchise royalties or amounts owed to us, or have a material adverse impact on our ability to pursue our growth strategy. Each of these results would reduce our profits, which could materially and adversely affect our business and results of operations.

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

Changes in labor costs, other operating costs, such as commodity costs, interest rates and inflation have adversely affected and may continue to adversely affect our results of operations.

Increases in employee wages, benefits, and insurance and other operating costs such as commodity costs, legal claims, insurance costs and costs of borrowing could adversely affect operations and administrative expenses at our centers. A significant number of the employees at our franchisee and corporate-owned centers are paid at rates impacted by the applicable minimum wage. To the extent implemented, federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could materially increase labor and other costs for our franchisees. Several states in which we operate have approved minimum wage increases that are above the federal minimum wage. As more jurisdictions implement minimum wage increases, we expect our franchisees’ labor costs will continue to increase. Operating costs are susceptible to increases as a result of factors beyond our control, such as weather conditions, natural disasters, including as a result of climate change, disease outbreaks, global demand, product recalls, inflation, civil unrest, tariffs and government regulations.

Any increase in such costs for our centers could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our guests. In addition, the U.S. Federal Reserve has been raising the federal funds rate and signaled expectations of additional rate increases. Such increases in interest rates have, and future increases may, impact land and construction costs and the cost and availability of borrowed funds and leased centers, and thereby adversely affect our and our franchisees’ ability to finance the development of additional centers and maintenance of existing centers. Inflation also has caused and could further cause increased commodity, labor and benefits costs which could reduce the profitability of our centers. Increases in labor costs could make it difficult to find new franchisees. Any of the foregoing increases could adversely affect our and our franchisees’ business and results of operations.

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

In addition, as of December 31, 2022, 307 franchised centers have terms that will expire by December 31, 2023. In such cases, the franchisees may renew the franchise term and receive a “successor” franchise agreement for one additional successive term of ten years. Such option, however, is contingent on the franchisee’s execution of our then-current form of franchise agreement (which may include increased franchise royalty rates, marketing fees and other costs or requirements), the satisfaction of certain conditions (including, among other things, compliance with the terms of the existing agreement, the payment of capital expenditures as necessary to maintain uniformity with our then-current standards, and others), compliance with any training requirements and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise agreement and the related franchisee payments will terminate upon expiration of the term of the franchise agreement unless we decide to restructure the franchise documents in order to induce such franchisee to renew the franchise agreement.

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
•
the effects of natural disasters and severe weather events, including as a result of climate change, such as hurricanes, floods and wildfires;
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

As of December 31, 2022 we and our franchisees operated 944 centers in 45 states and the District of Columbia. We and our franchisees plan to open many new centers in the future, some of which will be in existing markets and may be located in close proximity to centers already in those markets. Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our centers in certain states, regions and cities. Opening new centers in close proximity to existing centers may attract some guests away from those existing centers, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new centers opening in existing markets and because older centers will represent an increasing proportion of our center base over time, our same-store sales increases may be lower in future periods than they have been historically.

Furthermore, economic conditions in particular areas may have a disproportionate impact on our business. Our centers are most concentrated in California, Texas, New York, New Jersey and Florida. No single state accounted for more than 16% of system-wide sales and the top three states represented less than 37% of system-wide sales for the year ended December 31, 2022; however, adverse economic conditions in states, regions or cities that contain a high concentration of our centers could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.

Risks Relating to our Suppliers and Distributors

We depend on a limited number of key suppliers, including international suppliers, to deliver high-quality products at prices similar to historical levels.

We depend on two key suppliers, Perron Rigot, SAS and Grupo DRV—Phytolab S.L., to provide our Comfort Wax to our franchisees and one key supplier, Batallure Beauty LLC, to provide branded retail products to our franchisees. Our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. We currently have a long-term contract with only one of the wax suppliers. Our suppliers have been and may continue to be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors. In such an environment, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our and our franchised centers, which in turn could materially and adversely affect our business and results of operations.

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

The operation of our franchisees and corporate-owned centers requires large quantities of supplies for waxing and the other personal-care services we provide. Our success depends in part on our ability to anticipate and react to changes in supply costs, and we are susceptible to increases in primary and secondary supply costs as a result of factors beyond our control. These factors include general economic conditions, significant variations in supply and demand, seasonal fluctuations, pandemics, weather conditions, including due to climate change, fluctuations in the value of currencies in the markets in which we operate, commodity market speculation, changes in raw materials costs and government regulations. Higher supply costs could reduce our profits, which in turn may materially and adversely affect our business and results of operations. This volatility could also cause us and our franchisees to consider changes to our product delivery strategy and result in adverse adjustments to pricing of our services.

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

We and our franchisees are dependent upon frequent deliveries of wax and other personal-care supplies that meet our quality specifications. Shortages or interruptions in the supply of wax and other personal-care supplies caused by unanticipated demand, problems in production or distribution, acts of terrorism, financial or other difficulties of suppliers, labor actions, inclement weather, natural disasters, including as a result of climate change such as floods, drought and hurricanes, outbreak of disease, including coronavirus and pandemics, or other conditions could adversely affect the availability, quality and cost of supplies for such products, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. Such shortages or interruptions could reduce our sales and profit margins and the royalty revenues we collect from franchisees which in turn may materially and adversely affect our business and results of operations.

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

Additionally, our ability to protect our trademarks and other intellectual property may be adversely affected by the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, certain domestic and foreign intellectual property offices have amended their filing requirements and other procedures, including, but not limited to, extending deadlines and waiving fees. These accommodations have not been applied uniformly across all intellectual property offices globally, and the effectiveness and duration of existing action is unclear. Further, the ongoing COVID-19 pandemic has created uncertainty with respect to the uninterrupted operation of domestic and foreign intellectual property offices, which, among other things, may cause delayed processing of renewal and application filings and other actions involving such offices. Our inability to establish, protect, maintain and/or enforce current and future trademark or other intellectual property rights may have an adverse effect on the growth and reputation of our brand and business. Further, the constantly evolving nature of the COVID-19 pandemic may change its effect on our trademarks and other intellectual property rights over time in ways that cannot be reasonably anticipated or mitigated. This could have an adverse effect on our business, results of operations and financial condition.

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

Risks Relating to Our Organization and Structure

We are a holding company and our principal asset is our 71.0% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement and cover other expenses, including our corporate and other overhead expenses.

We are a holding company and our principal asset is our ownership of 71.0% of the outstanding EWC Ventures Units. We have no independent means of generating revenue. As the sole managing member of EWC Ventures, we intend to cause EWC Ventures to make distributions to its equityholders, including affiliates of General Atlantic, to whom we refer to collectively as the "General Atlantic Post-IPO Members", EWC Founder Holdco, which we refer to as the "Founder Post-IPO Member", certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover all applicable taxes payable by us and any payments we are obligated to make under the tax receivable agreement ("TRA") we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause EWC Ventures to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses) due to potential restrictions in our credit agreement and cash requirements and financial conditions of EWC Ventures.

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

Approximately 36.4% of the combined voting power of our common stock is held by the General Atlantic Equityholders as of December 31, 2022. The General Atlantic Equityholders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because the General Atlantic Equityholders hold part of their economic interest in our business through EWC Ventures, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, the General Atlantic Equityholders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that entered into in connection with our initial public offering, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, the General Atlantic Equityholders’ significant ownership in us may discourage someone from making a significant equity investment in us, or could discourage transactions, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

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

The payments we will be required to make under the TRA could be substantial. Although estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise, we expect that, as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures, and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, we estimate that payments under the TRA would aggregate to approximately $264.3 million over 18 years based on a closing share price of $12.45 per share of Class A common stock and assuming all future Share Exchanges and Cash Exchanges would occur on December 31, 2022. The payments under the TRA are not conditioned upon the EWC Ventures Pre-IPO Members’ continued ownership of us. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each Share Exchange or Cash Exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRA and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the TRA.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. To the extent we are unable to make payments under the agreement for any reason, under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

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
•
the trading volume of our common stock;
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions, including a continued economic downturn or recession, or slowing or stalled recovery therefrom.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions including those related to the COVID-19 pandemic, may also negatively impact the market price of our Class A common stock. The continued spread of COVID-19, including new variants of the virus and spikes in cases in the areas where we operate, have resulted and may continue to result in adverse changes in our results of operations for an unknown period of time.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending December 31, 2022. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.”

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated by-laws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that stockholders may consider favorable, include the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we had 944 franchised and corporate-owned centers, and of these there are six actively operating corporate-owned centers, and in addition, we hold a lease for one inactive corporate-owned center. We held leases covering the building and/or land for our six corporate-owned centers and two offices and training centers in the United States, including our corporate headquarters located in Plano, Texas. The leases generally have initial expiration dates ranging from five and ten years, with certain renewal options available. We believe that the properties are suitable and adequate for the Company’s business.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “EWCZ”. The approximate number of stockholders of record of our Class A common stock as of March 6, 2023 was six. The approximate number of stockholders of record of our Class B common stock as of March 6, 2023 was four. There is no public market for shares of our Class B common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or other entities in security position listings maintained by depositories.

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122.2 million, or $3.30 per share, of Class A common stock, which was paid during the year ended December 31, 2022 to its Class A common stock holders. The Company also paid dividend equivalents of $83.0 million, or $3.30 per unit, to holders of EWC Ventures Units during the year ended December 31, 2022. In addition, we accrued $3.8 million of dividend equivalents for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The information regarding securities authorized for issuance under equity compensation plans appears in our Definitive Proxy Statement for our annual meeting of stockholders to be held on June 6, 2023, which information is incorporated herein by reference.

The graph below matches the cumulative five month total return of holders of our Class A common stock with the cumulative total returns of the Nasdaq composite and the Russell 2000 index. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on August 5, 2021 (the date of our IPO) and tracks it through December 31, 2022.

	8/5/21	12/21	12/22
European Wax Center, Inc.	100.00	141.89	65.38
NASDAQ Composite	100.00	106.93	72.14
Russell 2000	100.00	101.35	80.64

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fourth quarter of the year ended December 31, 2022.

In connection with our initial public offering, we and EWC Ventures and each of the EWC Ventures Post-IPO Members entered into an exchange agreement pursuant to which they (or certain permitted transferees), subject to certain restrictions, including any applicable transfer restrictions, have the right to exchange their EWC Ventures Units for shares of Class A common stock on a one-for-one basis or cash based on the market price of our Class A common stock, at our option (as the managing member of EWC Ventures), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As any EWC Ventures Post-IPO Member exchanges its EWC Ventures Units for shares of Class A common stock, the number of EWC Ventures Units held by the Company is correspondingly increased as it acquires the exchanged EWC Ventures Units, and a corresponding number of shares of Class B common stock are canceled.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the fourth quarter of fiscal year 2022:

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
September 25, 2022 — October 22, 2022	-	$—	-	$—
October 23, 2022 — November 19, 2022	250,321	13.98	250,321	36,500,144
November 20, 2022 — December 31, 2022	465,319	14.14	465,319	29,920,145
Total	715,640	$14.09	715,640	$29,920,145
(1)
In the fourth quarter of 2022, 715,640 shares of Class A common stock were repurchased pursuant to the $40.0 million share repurchase plan authorized by our board of directors on November 2, 2022. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 25, 2021 is presented in the following sections. A discussion regarding our financial condition and results of operations for the year ended December 25, 2021 compared to the year ended December 26, 2020 can be found in our Annual Report on Form 10-K for the year ended December 25, 2021, filed with the Securities and Exchange Commission (the "SEC") on March 15, 2022.

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 22 million waxing services in 2022 and over 20 million waxing services in 2021 generating $899 million and $797 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 944 locations across 45 states as of December 31, 2022. Of these locations, 938 are franchised centers operated by franchisees and six are corporate-owned centers.

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

Hair removal solutions are consistently in demand, given the recurring nature of hair growth. The OOH waxing market is the fastest-growing hair removal solution in the United States, defined by a total addressable market of $18 billion with annualized growth that is more than double other hair removal alternatives. European Wax Center has become the category-defining brand within this rapidly growing market and became so by professionalizing a highly fragmented sector where service consistency, hygiene, and customer trust were not historically offered. We are approximately six times larger than the next largest waxing-focused competitor by center count and approximately 11 times larger by system-wide sales. Our unmatched scale enables us to drive broader brand awareness, ensures our licensed wax specialists are universally trained at the highest standards and drive consistent financial performance across each center.

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

Growth Strategy and Outlook

We plan to grow our business primarily by opening new franchised centers and then additionally increasing our system-wide sales and leveraging our corporate infrastructure to expand our profit margins and generate robust free cash flow.

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. Our center count grew 11% and 7% during fiscal year 2022 and fiscal year 2021, respectively, and has grown each year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly-trained wax specialists that our brand has been known for since our initial opening. We believe that none of our existing markets are fully penetrated, and that we have a significant whitespace opportunity of more than 3,000 locations for our standard center format across the United States. Our centers have a long track record of sustained growth delivering consistent positive same-store sales growth with resilient performance through economic cycles.

Our straightforward, asset-light franchise platform and our proven track record of increasing profitability is expected to continue to drive EBITDA margin accretion and free cash flow generation as we expand our national footprint. We have invested in building our scalable support infrastructure, and we currently have the capabilities and systems in place to drive revenue growth and profitability across our existing and planned franchise centers.

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

	Year Ended
(in thousands, except operating data and percentages)	December 31, 2022	December 25, 2021
Number of system-wide centers (at period end)	944	853
System-wide sales	$898,628	$796,507
Same-store sales(1)	10.4%	6.7%
New center openings	91	57
AUV	$1,000	$966

(1)
Same-store sales increase for the year ended December 25, 2021 is calculated in comparison to the year ended December 28, 2019 due to the significant decline in our sales in 2020 due to COVID-19. We believe this presents a more meaningful comparison of same-store sales.

The table below presents changes in the number of system-wide centers for the periods indicated:

	Year Ended
	December 31, 2022	December 25, 2021
System-wide Centers
Beginning of Period	853	796
Openings	93	61
Closures	(2)	(4)
End of Period	944	853

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

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122.2 million, or $3.30 per share, of Class A common stock which was paid during the year ended December 31, 2022 to its Class A common stock holders. The Company also paid dividend equivalents of $83.0 million, or $3.30 per unit, to holders of EWC Ventures Units during the year ended December 31, 2022. In addition, we accrued $3.8 million of dividend equivalents for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards.

On November 2, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase, from time to time, as market conditions warrant, up to $40 million of its shares of Class A common Stock. As of December 31, 2022 we had repurchased 715,640 shares for $10.1 million pursuant to the Repurchase Program.

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

System-Wide Sales Growth. System-wide sales growth is a key driver of our business. Various factors affect system-wide sales, including:

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
•
center closures in response to state or local regulations or health concerns

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.8% and 55.8% of our total revenue for the years ended December 31, 2022 and December 25, 2021, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.0% and 24.4% of our total revenue for the years ended December 31, 2022 and December 25, 2021, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.5% and 13.8% of our total revenue for the years ended December 31, 2022 and December 25, 2021, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.7% and 6.0% of our total revenue for the years ended December 31, 2022 and December 25, 2021, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the Consolidated Balance Sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Results of Operations

The following tables presents our Consolidated Statements of Operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Years Ended
	December 31, 2022	December 25, 2021	$ Change	% Change
Revenue:
Product sales	$117,745	$99,740	$18,005	18.1%
Royalty fees	49,733	43,648	6,085	13.9%
Marketing fees	28,041	24,610	3,431	13.9%
Other revenue	11,832	10,680	1,152	10.8%
Total revenue	207,351	178,678	28,673	16.0%
Operating expenses:
Cost of revenue	59,227	46,841	12,386	26.4%
Selling, general and administrative	58,951	61,617	(2,666)	(4.3)%
Advertising	28,659	24,990	3,669	14.7%
Depreciation and amortization	20,231	20,333	(102)	(0.5)%
Loss on disposal of assets and non-cancellable contracts	7	335	(328)	(97.9)%
Total operating expenses	167,075	154,116	12,959	8.4%
Income from operations	40,276	24,562	15,714	64.0%
Interest expense	23,626	20,286	3,340	16.5%
Other expense	56,228	195	56,033	28,734.9%
Income (loss) before income taxes	(39,578)	4,081	(43,659)	(1,069.8)%
Income tax expense (benefit)	(53,191)	114	(53,305)	(46,758.8)%
Net income	$13,613	$3,967	$9,646	243.2%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	10,327	(10,327)	(100.0)%
Less: net income (loss) attributable to noncontrolling interests	6,336	(2,945)	9,281	315.1%
Net income (loss) attributable to European Wax Center, Inc.	$7,277	$(3,415)	$10,692	313.1%

The following table presents the components of our Consolidated Statements of Operations for each of the periods indicated, as a percentage of revenue:

	For the Years Ended
	December 31, 2022	December 25, 2021
Revenue:
Product sales	56.8%	55.8%
Royalty fees	24.0%	24.4%
Marketing fees	13.5%	13.8%
Other revenue	5.7%	6.0%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	28.6%	26.2%
Selling, general and administrative	28.4%	34.5%
Advertising	13.8%	14.0%
Depreciation and amortization	9.8%	11.4%
Loss on disposal of assets and non-cancellable contracts	0.0%	0.2%
Total operating expenses	80.6%	86.3%
Income from operations	19.4%	13.7%
Interest expense	11.4%	11.3%
Other expense	27.1%	0.1%
Income (loss) before income taxes	(19.1)%	2.3%
Income tax expense (benefit)	(25.7)%	0.1%
Net income	6.6%	2.2%
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	5.7%
Less: net income (loss) attributable to noncontrolling interests	3.1%	(1.6)%
Net income (loss) attributable to European Wax Center, Inc.	3.5%	(1.9)%

Comparison of the Years Ended December 31, 2022 and December 25, 2021

Revenue

Total revenue increased $28.7 million, or 16.0%, to $207.4 million during the year ended December 31, 2022, compared to $178.7 million for the year ended December 25, 2021. The increase in total revenue was largely due to a 10.4% increase in same-store sales for the year ended December 31, 2022 compared to the year ended December 25, 2021. In addition, 91 net new center openings became operational during the period from December 26, 2021 to December 31, 2022. The increase in total revenue was also partially attributable to an extra sales week in fiscal year 2022. The year ended December 31, 2022 was comprised of 53 weeks compared to the year ending December 25, 2021, which was comprised of 52 weeks.

Product Sales

Product sales increased $18.0 million, or 18.1%, to $117.7 million during the year ended December 31, 2022, compared to $99.7 million for the year ended December 25, 2021. The increase in product sales was primarily due to the increase in same-store sales in the year ended December 31, 2022 compared to the year ended December 25, 2021. In addition, product sales increased due to an additional offering of medical products to our centers for use in administering wax services, new center openings which became operational during the period from December 26, 2021 to December 31, 2022 and an extra sales week in fiscal year 2022.

Royalty Fees

Royalty fees increased $6.1 million, or 13.9%, to $49.7 million during the year ended December 31, 2022, compared to $43.6 million for the year ended December 25, 2021. The increase in royalty fees during the year ended December 31, 2022 was primarily due to the increase in same-store sales in the year ended December 31, 2022 compared to the year ended December 25, 2021. In addition, royalty fees increased due to new center openings which became operational in the period from December 26, 2021 to December 31, 2022 and an extra sales week in fiscal year 2022.

Marketing Fees

Marketing fees increased $3.4 million, or 13.9%, to $28.0 million during the year ended December 31, 2022, compared to $24.6 million for the year ended December 25, 2021. Marketing fees increased as a result of the increase in same-store sales in the year ended December 31, 2022 compared to the year ended December 25, 2021. In addition, marketing fees increased due to new center openings which became operational during the period from December 26, 2021 to December 31, 2022 and an extra sales week in fiscal year 2022.

Other Revenue

Other revenue increased $1.1 million or 10.8%, to $11.8 million during the year ended December 31, 2022, compared to $10.7 million for the year ended December 25, 2021. The increase in other revenue during the year ended December 31, 2022 was primarily due to increases in franchise and technology fee revenues driven by new center openings which became operational during the period from December 26, 2021 to December 31, 2022 and an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $12.4 million, or 26.4%, to $59.2 million during the year ended December 31, 2022, compared to $46.8 million for the year ended December 25, 2021. The increase in cost of revenue was largely the result of higher revenues in the current year period driven by the increase in same-store sales in the year ended December 31, 2022 compared to the same period in 2021. In addition, cost of revenue increased due to an additional offering of medical products to our centers for use in administering wax services, new center openings which became operational during the period from December 26, 2021 to December 31, 2022 and an extra sales week in fiscal year 2022.

Selling, General and Administrative

Selling, general and administrative expenses decreased $2.7 million, or 4.3%, to $58.9 million during the year ended December 31, 2022, compared to $61.6 million for the year ended December 25, 2021. The decrease in selling, general and administrative expenses was primarily due to decreases in payroll and benefits and professional fee expenses. The decrease in payroll and benefits was largely due to a decrease in stock based compensation expense and additional expense incurred during the year ended December 25, 2021 resulting from cash bonus payments made in connection with our IPO. The decrease in professional fees was primarily attributable to costs incurred in the prior year period relating to preparations for our IPO. These decreases were partially offset by an increase in insurance expense attributable to the purchase of additional lines of coverage due to becoming a public company as well as additional expenses incurred to improve our information technology capabilities.

Advertising

Advertising expenses increased $3.7 million, or 14.7%, to $28.7 million during the year ended December 31, 2022, compared to $25.0 million for the year ended December 25, 2021. The increase in advertising expense was commensurate with our increase in marketing fee revenues driven by the increase in same store sales and new center openings.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2022 was largely consistent with the year ended December 25, 2021, decreasing $0.1 million, or 0.5%, to $20.2 million during the year ended December 31, 2022, compared to $20.3 million for the year ended December 25, 2021.

Interest expense

Interest expense increased $3.3 million, or 16.5%, to $23.6 million during the year ended December 31, 2022, compared to $20.3 million for the year ended December 25, 2021. The increase in interest expense was primarily due to higher average principal balances and interest rates on outstanding debt during the year ended December 31, 2022. This increase was largely offset by a lower loss on debt extinguishment in fiscal year 2022 of $2.0 million compared to a loss on debt extinguishment of $6.3 million in fiscal year 2021.

Other Expense

We recognized expense of $56.2 million during the year ended December 31, 2022 related to the remeasurement of our TRA liability. This charge was primarily driven by the release of the valuation allowance against our deferred tax assets. During the year ended December 25, 2021 we recognized $0.2 million in expense related to the remeasurement of our TRA liability.

Income Tax Expense

We recognized an income tax benefit of $53.2 million during the year ended December 31, 2022, compared to $0.1 million in income tax expense for the year ended December 25, 2021, a decrease of $53.3 million or 46,758.8%. The income tax benefit recognized in fiscal year 2022 differs from the federal statutory income tax rate primarily due to the release of the valuation allowance against the

Company's deferred tax assets. Other drivers of the effective tax rate include non-taxable income attributable to non-controlling interest, the tax receivable agreement and the tax effects of stock compensation.

We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 18% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include exit costs related to leases of abandoned space, IPO-related costs, non-cash equity-based compensation expense, corporate headquarters office relocation, non-cash gains and losses on remeasurement of our tax receivable agreement liability, transaction costs and other one-time expenses. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Year Ended
	December 31, 2022	December 25, 2021
(in thousands)
Net income (loss)	$13,613	$3,967
Interest expense	23,626	20,286
Income tax expense (benefit)	(53,191)	114
Depreciation and amortization	20,231	20,333
EBITDA	$4,279	$44,700
Share-based compensation(1)	9,033	11,135
IPO-related costs(2)	—	4,971
IPO-related compensation expense(3)	—	2,343
Other compensation-related costs(4)	—	380
Remeasurement of tax receivable agreement liability(5)	56,228	195
Transaction costs(6)	1,405	—
Other (7)	666	401
Adjusted EBITDA	$71,611	$64,125

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

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $44.2 million as of December 31, 2022.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through December 31, 2022 are currently expected to be $172.2 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statements of Operations in the period in which the change occurs.

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

We expect capital expenditures for the year ending January 6, 2024 (“fiscal year 2023”) to be approximately $1.5 million. The majority of these capital expenditures will be to support investments in technology, including enhancements to data infrastructure and our e-commerce platform, as well as general investments in our corporate-owned centers. We anticipate our cash on hand and future cash flows from operations will provide the funds needed to meet our anticipated capital expenditure needs in fiscal year 2023.

We also have contractual obligations, including non-cancellable operating leases for office space and various retail locations, with terms expiring through 2032. Future maturities of our operating lease liabilities as of December 31, 2022 is presented within the notes to our audited consolidated financial statements (Note 11—Leases), included elsewhere in this annual report on Form 10-K.

Additionally, we have various contractual commitments with third parties whereby we expect to pay $13.1 million in fiscal year 2023, through cash on hand and operating cash flows.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of December 31, 2022. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

For additional information regarding our long-term debt activity, see Note to Consolidated Financial Statements (Note 9—Long-term debt) contained elsewhere in this annual report on Form 10-K.

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

Subject to the discussion in the following paragraph below, payments under the TRA will occur only after we have filed our U.S. federal and state income tax returns and realized the cash tax savings from the favorable tax attributes. Future payments under the TRA in respect of future purchases of EWC Ventures Units, Share Exchanges and Cash Exchanges would be in addition to these amounts. Payments under the TRA are computed by reference to realized tax benefits from attributes subject to the TRA and are expected to be funded by tax distributions made to us by our subsidiaries similar to how cash taxes would be funded to the extent these attributes did not exist. To the extent we are unable to make payments under the TRA for any reason (including because the Company’s securitized financing facility restricts the ability of our subsidiaries to make distributions to us), under the terms of the TRA such payments will be deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Under the TRA, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to the EWC Ventures pre-IPO members in amounts equal to the present value of future payments we are obligated to make under the TRA. If the payments under the TRA are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the TRA for any reason (including because the Company’s securitized financing facility restricts the ability of our subsidiaries to make distributions to us), under the terms of the TRA Agreement such payments will be deferred and will accrue interest until paid. If we are unable to make payments due to insufficient funds to make such payments, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Summary Statements of Cash Flows

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented (amounts in thousands):

	Year Ended
	December 31, 2022	December 25, 2021
Net cash provided by (used in):
Operating activities	$44,355	$41,346
Investing activities	(245)	(8,203)
Financing activities	(36,617)	(26,562)
Net increase in cash	$7,493	$6,581

Operating Activities

During the year ended December 31, 2022, net cash provided by operating activities was $44.3 million compared to net cash provided by operating activities of $41.3 million for the year ended December 25, 2021, an increase of $3.0 million. This improvement was largely attributable to our improved operating results in fiscal year 2022 compared to fiscal year 2021. However, the increase in cash flows from operations was partially offset by the working capital increase during the year ended December 31, 2022 exceeding the working capital increase during the year ended December 25, 2021.

The increase in working capital in 2022 was primarily attributable to an increase of $3.5 million in inventory and a decrease of $5.7 million in accounts payable and accrued liabilities. The increase in inventory was primarily due to increased purchases from suppliers to support increased system-wide sales and new center openings. The decrease in accounts payable and accrued liabilities was largely driven by the timing of vendor invoice payments as well as decreases in accrued professional fees and accrued compensation.

Investing Activities

During the year ended December 31, 2022 and December 25, 2021, we used $0.2 million and $0.6 million of cash, respectively, for capital expenditures. In fiscal year 2021 we used $7.6 million of cash for the reacquisition of area representative rights.

Financing Activities

During the year ended December 31, 2022 cash used in financing activities was $36.6 million compared to net cash provided by financing activities of $26.6 million for the for the year ended December 25, 2021. Financing activities during the year ended December 31, 2022 were largely the result of the securitization transaction and the special cash dividend and consisted of the following:

•
The receipt of $384.3 million in proceeds from the issuance of Class A-2 Notes
•
Payments made for the following items:
•
$205.2 million for dividends and dividend equivalents paid to the holders of shares of Class A common stock and EWC Ventures Units
•
$182.0 million to fully repay the 2026 Term Loan and principal payments on the Class A-2 Notes
•
$12.4 million in deferred financing costs related to the Class A-2 Notes and Variable Funding Notes
•
$10.1 million in repurchases of Class A common stock
•
$8.7 million in tax distributions to EWC Ventures members
•
$0.9 million in costs related to the secondary offering of our Class A common stock in November 2021
•
$0.9 million for payments pursuant to the tax receivable agreement
•
$0.6 million in taxes on vested RSUs paid by withholding shares and
•
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

The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below.

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

Goodwill is tested for impairment annually at a reporting unit level. We have determined that we have one reporting unit which is the same as our sole operating segment. We first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform a quantitative impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill.

When performing a quantitative impairment test we make various estimates and assumptions in determining the estimated fair value of our reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for guideline public companies and transactions in our reporting unit’s industry peer group, when externally quoted market prices are not readily available. Discounted cash flow models are highly reliant on various assumptions, including projected business results, long-term growth factors and discount rate. Management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. We perform sensitivity analyses by using a range of inputs to confirm the reasonableness of the long-term growth rate and discount rate estimates.

We performed our annual goodwill impairment test using the qualitative approach as of October 1, 2022 and concluded there was no impairment as of that date. Factors that we considered in determining that it was not more likely than not that the carrying value of our reporting unit exceeded its fair value included the results of the quantitative test performed in fiscal year 2020, our forecasts of future operating performance, market conditions, and other negative factors. In addition, we also considered our market capitalization relative to our net assets as of the testing date. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

No goodwill impairment charges were recognized for goodwill for fiscal years 2022, 2021 or 2020. For additional information related to our goodwill, see Notes to Consolidated Financial Statements (Note 7—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

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

No impairment charges were recognized for our intangible assets for fiscal years 2022, 2021 or 2020. For additional information related to our intangible assets, see Notes to the Consolidated Financial Statements (Note 7—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

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

As of December 31, 2022, the Company recorded a liability of $172.2 million for expected future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the initial public offering and through December 31, 2022.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of December 31, 2022 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	61
Consolidated Balance Sheets for the years ended December 31, 2022, and December 25, 2021	62
Consolidated Statements of Operations for the years ended December 31, 2022, December 25, 2021 and December 26, 2020	63
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, December 25, 2021 and December 26, 2020	64
Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 25, 2021 and December 26, 2020	65
Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity for the years ended December 31, 2022, December 25, 2021 and December 26, 2020	66
Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of European Wax Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of European Wax Center, Inc. and subsidiaries (the "Company") as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income (loss), mezzanine equity and stockholders'/members' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 9, 2023

We have served as the Company's auditor since 2019.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,219	$43,301
Restricted cash	6,575	—
Accounts receivable, net	6,932	6,656
Inventory, net	23,017	19,423
Prepaid expenses and other current assets	5,574	5,927
Total current assets	86,317	75,307
Property and equipment, net	2,747	3,863
Operating lease right-of-use assets	4,899	—
Intangible assets, net	183,030	201,995
Goodwill	328,551	328,551
Deferred income taxes	106,187	—
Other non-current assets	4,301	3,723
Total assets	$716,032	$613,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,547	$23,155
Long-term debt, current portion	4,000	5,625
Tax receivable agreement liability, current portion	4,867	—
Deferred revenue, current portion	4,084	3,004
Operating lease liabilities, current portion	1,312	—
Other current liabilities	—	182
Total current liabilities	32,810	31,966
Long-term debt, net	370,935	172,607
Tax receivable agreement liability, net of current portion	167,293	59,167
Deferred revenue, net of current portion	6,901	6,787
Operating lease liabilities, net of current portion	4,227	—
Other long-term liabilities	3,562	1,671
Total liabilities	585,728	272,198
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and December 25, 2021)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 45,277,325 shares issued and 44,561,685 outstanding as of December 31, 2022, 36,932,423 shares issued and outstanding as of December 25, 2021)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 18,175,652 and 26,700,477 shares issued and outstanding as of December 31, 2022 and December 25, 2021)	—	—
Treasury stock, at cost, 715,640 shares of Class A common stock as of December 31, 2022, none as of December 25, 2021	(10,080)	—
Additional paid-in capital	207,517	182,919
Accumulated deficit	(118,437)	(3,487)
Accumulated other comprehensive loss	—	(45)
Total stockholders' equity attributable to European Wax Center, Inc.	79,000	179,387
Noncontrolling interests	51,304	161,854
Total stockholders' equity	130,304	341,241
Total liabilities and stockholders' equity	$716,032	$613,439

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
REVENUE
Product sales	$117,745	$99,740	$56,977
Royalty fees	49,733	43,648	25,674
Marketing fees	28,041	24,610	13,465
Other revenue	11,832	10,680	7,291
Total revenue	207,351	178,678	103,407
OPERATING EXPENSES
Cost of revenue	59,227	46,841	35,508
Selling, general and administrative(1)	58,951	61,617	38,997
Advertising	28,659	24,990	11,495
Depreciation and amortization	20,231	20,333	19,582
Loss on disposal of assets and non-cancellable contracts	7	335	1,044
Total operating expenses	167,075	154,116	106,626
Income (loss) from operations	40,276	24,562	(3,219)
Interest expense	23,626	20,286	18,276
Other expense	56,228	195	—
Income (loss) before income taxes	(39,578)	4,081	(21,495)
Income tax expense (benefit)(2)	(53,191)	114	—
NET INCOME (LOSS)	$13,613	$3,967	$(21,495)
Less: net income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	10,327	(21,495)
Less: net income (loss) attributable to noncontrolling interests	6,336	(2,945)	—
NET INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$7,277	$(3,415)	$—
Net income (loss) per share (3)
Basic - Class A Common Stock	$0.19	$(0.11)	—
Diluted - Class A Common Stock	$0.19	$(0.11)	—
Weighted average shares outstanding
Basic - Class A Common Stock	40,010,456	32,234,507	—
Diluted - Class A Common Stock	40,151,051	32,234,507	—

(1) Includes the following amounts paid to related parties, see Note 18	—	117	200

(2) EWC Ventures, our financial reporting predecessor, is not subject to income taxes. As such, there was no income tax expense recorded in periods prior to August 4, 2021. See Note 19 for more information.

(3) Basic and diluted loss per share of Class A common stock for the year ended December 25, 2021 is applicable only for the period from August 4, 2021 through December 25, 2021. See Note 20 for the calculation of the numbers of shares used in computation of net income (loss) per share of Class A common stock and the basis for computation of net income (loss) per share.

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Comprehensive Income (LOSS)

(Amounts in thousands)

	For the Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
NET INCOME (LOSS)	$13,613	$3,967	$(21,495)
Items included in other comprehensive income:
Unrealized gain on cash flow hedge	—	286	208
TOTAL COMPREHENSIVE INCOME (LOSS)	$13,613	$4,253	$(21,287)
Less: total comprehensive income (loss) attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	10,409	(21,287)
Less: total comprehensive income (loss) attributable to non-controlling interests	6,336	(2,848)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$7,277	$(3,308)	$—

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of CASH FLOWS

(Amounts in thousands)

	For the Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Cash flows from operating activities:
Net income (loss)	$13,613	$3,967	$(21,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,231	20,333	19,582
Amortization of deferred financing costs	3,852	1,044	1,284
Gain on interest rate cap	(196)	—	—
Loss on debt extinguishment	1,957	6,313	—
Loss on noncancellable contracts	—	—	1,085
Provision for inventory obsolescence	(66)	317	6,656
Provision for bad debts	76	616	—
Loss (gain) on disposal of property and equipment	7	335	(41)
Deferred income taxes	(53,714)	—	—
Remeasurement of tax receivable agreement liability	56,228	195	—
Equity compensation	9,033	11,135	2,052
Changes in assets and liabilities:
Accounts receivable	(802)	(2,185)	1,721
Inventory	(3,528)	(9,460)	5,101
Prepaid expenses and other assets	3,186	(1,916)	(2,124)
Accounts payable and accrued liabilities	(5,694)	8,707	(10,499)
Deferred revenue	1,194	912	(666)
Other long-term liabilities	(1,022)	1,033	(1,259)
Net cash provided by operating activities	44,355	41,346	1,397
Cash flows from investing activities:
Purchases of property and equipment	(245)	(559)	(2,158)
Reacquisition of area representative rights	—	(7,644)	(34,685)
Net cash used in investing activities	(245)	(8,203)	(36,843)
Cash flows from financing activities:
Proceeds on line of credit	—	—	27,000
Payments on line of credit	—	(30,000)	—
Proceeds on long-term debt	384,328	179,370	15,000
Principal payments on long-term debt	(182,000)	(240,553)	(2,397)
Deferred loan costs	(12,419)	(1,294)	(763)
Payments of debt extinguishment costs	(77)	(2,446)	—
Distributions to EWC Ventures LLC members	(8,697)	(5,270)	(1,847)
Contributions from EWC Ventures LLC members	—	—	24,909
Proceeds from public offerings of Class A common stock, net of underwriting discounts and offering expenses	—	212,941	—
Payment of Class A common stock offering costs	(870)	—	—
Repurchase of Class A Units	—	(942)	—
Repurchase of Class A common stock	(10,080)	—	—
Repurchase of Class B common stock and EWC Ventures common units	—	(138,368)	—
Taxes on vested restricted stock units paid by withholding shares	(643)	—	—
Dividends to holders of Class A common stock	(122,227)	—	—
Dividend equivalents to holders of EWC Ventures units	(83,020)	—	—
Payments pursuant to tax receivable agreement	(912)	—	—
Net cash (used in) provided by financing activities	(36,617)	(26,562)	61,902
Net increase in cash, cash equivalents and restricted cash	7,493	6,581	26,456
Cash, cash equivalents and restricted cash, beginning of period	43,301	36,720	10,264
Cash, cash equivalents and restricted cash, end of period	$50,794	$43,301	$36,720
Supplemental cash flow information:
Cash paid for interest	$18,460	$11,763	$16,469
Cash paid for income taxes	$169	$10	$—
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$37	$89	$33
Non-cash financing activities:
Non-cash equity distributions	$—	$689	$122
Public offering expenses in accounts payable and accrued liabilities	$—	$870	$—

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Mezzanine Equity and STOCKHOLDERS'/Members’ Equity

(Amounts in thousands, except share/unit and per share/unit amounts)

																	Accumulated
	MEZZANINE EQUITY				STOCKHOLDERS'/MEMBERS’ EQUITY										Additional		other
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Member's	Treasury	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	Deficit	Stock	interest	equity
Balance at December 28, 2019	8,309,193	104,280	—	—	26,401,089	265,791	1	—	1,000	—	—	—	—	—	—	—	(735)	(55,018)	—	—	210,038
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,052	—	—	2,052
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,969)	—	—	(1,969)
Unrealized gain on cash flow hedge	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	208	—	—	—	208
Contributions from members, net of issuance costs of $91	—	—	2,500,000	24,909	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class A Founders’ Units to redemption value	—	(15,040)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,040	—	—	15,040
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,495)	—	—	(21,495)
Balance at December 26, 2020	8,309,193	89,240	2,500,000	24,909	26,401,089	265,791	1	—	1,000	—	—	—	—	—	—	—	(527)	(61,390)	—	—	203,874
Equity Compensation prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	667	—	—	667
Distributions prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,784)	—	—	(5,784)
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(942)
Accretion of Class Founders’ Units to redemption value prior to reorganization transactions	—	112,403	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(112,403)	—	—	(112,403)
Net income prior to reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,327	—	—	10,327
Unrealized gain on cash flow hedge prior to reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82	—	—	—	82
Effect of reorganization transactions	(8,309,193)	(201,643)	(2,500,000)	(24,909)	(26,311,170)	(264,849)	(1)	—	(1,000)	—	21,540,982	0	36,740,956	0	123,615	—	275	168,583	—	198,928	226,552
Issuance of Class A Common Stock, net of offering costs	—	—	—	—	—	—	—	—	—	—	12,530,805	0	—	—	212,071	—	—	—	—	—	212,071
Repurchase of Class B Common Stock and EWC Ventures Units from selling shareholders	—	—	—	—	—	—	—	—	—	—	—	—	(7,070,015)	0	(138,368)	—	—	—	—	—	(138,368)
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	—	—	—	—	—	—	—	—	—	—	2,850,000	0	(2,850,000)	0	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	10,636	0	—	—	0	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	—	—	—	—	—	—	—	—	—	—	(120,464)	0	0	—	—	—	—	—	—
Equity compensation subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,468	—	—	—	—	—	10,468
Distributions subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(103)	(72)	—	—	—	—	(175)
Establish tax receivable agreement liability subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,972)	—	—	—	—	—	(58,972)
Unrealized gain on cash flow hedge subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	107	—	—	97	204
Impact of change in ownership on noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	34,208	—	18	—	—	(34,226)	—
Net loss subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,415)	—	—	—	(2,945)	(6,360)
Balance at December 25, 2021	—	—	—	—	—	—	—	—	—	—	36,932,423	0	26,700,477	0	182,919	(3,487)	(45)	—	—	161,854	341,241

																	Accumulated
	MEZZANINE EQUITY				STOCKHOLDERS'/MEMBERS’ EQUITY										Additional		other
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Member's	Treasury	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	Deficit	Stock	interest	equity
Balance at December 25, 2021	—	—	—	—	—	—	—	—	—	—	36,932,423	0	26,700,477	0	182,919	(3,487)	(45)	—	—	161,854	341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	—	—	—	—	—	—	—	—	—	—	8,220,250	—	(8,220,250)	—	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	157,349	—	—	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	—	—	—	—	—	—	—	—	—	—	(304,575)	—	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,033	—	—	—	—	—	9,033
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,697)	(8,697)
Dividends paid to shareholders of Class A Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,227)	—	—	—	—	(122,227)
Dividend equivalents paid or payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(86,777)	(86,777)
Shares withheld for taxes on vested restricted stock units	—	—	—	—	—	—	—	—	—	—	(32,697)	—	—	—	(643)	—	—	—		—	(643)
Repurchase of Common Stock	—	—	—	—	—	—	—	—	—	—	(715,640)	—	—	—	—	—	—	—	(10,080)	—	(10,080)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,204)	—	—	—	—	—	(5,204)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	45	—	—	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	21,412		—	—	—	(21,412)	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,277	—	—	—	6,336	13,613
Balance at December 31, 2022	—	—	—	—	—	—	—	—	—	—	44,561,685	0	18,175,652	0	207,517	(118,437)	—	—	(10,080)	51,304	130,304

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except share/unit and per share/unit amounts)

1. Nature of business and organization

European Wax Center, Inc. was formed as a Delaware corporation on April 1, 2021. European Wax Center, Inc. and subsidiaries (“the Company”) was formed for the purpose of completing a public offering and related transactions in order to carry on the business of EWC Ventures, LLC ("EWC Ventures") and its subsidiaries. Through its subsidiaries, the Company is engaged in selling franchises of European Wax Center, distributing facial and body waxing products to franchisees which are used to perform waxing services and providing branded facial and body waxing products directly to consumers at various locations throughout the United States.

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The fiscal year ended December 31, 2022 ("fiscal year 2022") consisted of 53 weeks and the fiscal years ended December 25, 2021 (“fiscal year 2021”) and December 26, 2020 (“fiscal year 2020”) consisted of 52 weeks.

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
•
We entered into a new credit agreement consisting of a $180,000 term loan (“2026 Term Loan”) and a $40,000 revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”). See Note 9- Long-Term Debt for more information.
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

EWC Ventures has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from December 29, 2019 (the beginning of fiscal year 2020) through August 4, 2021 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of EWC Ventures. The amounts as of December 31, 2022 and December 25, 2021 and periods from August 4, 2021 reflect the consolidated operations of the Company.

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

(e) Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts with Customers.” The Company’s revenues are comprised of product sales, royalty fees, marketing fees, and other revenues which includes technology fees, franchise fees, and service revenues from corporate-owned European Wax Center locations.

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

(f) Cost of revenue

Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold to franchisees, retail merchandise sold in corporate-owned centers, distribution and outbound freight costs, direct labor and materials for services provided in corporate-owned centers, and inventory obsolescence charges.

(g) Selling, general and administrative

Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of wages, benefits and other compensation-related costs, occupancy, third-party warehousing costs, information technology, legal, accounting and other professional fees. Selling, general and administrative expenses, excluding equity- based compensation, are expensed when incurred, refer to (h) below for discussion of equity-based compensation.

(h) Equity-based Compensation

The Company recognizes compensation expense for equity awards to employees based on the estimated fair value of the equity instrument at the time of grant. For time-based awards, such expense is recognized over the requisite service period of the equity award, which is normally the vesting period. Compensation expense for performance-based awards with a market condition is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 16—Equity Based Compensation for further information.

(i) Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses include print, digital and social media advertising costs. The Company expenses the costs related to its advertising in the period the related promotional event occurs.

(j) Income Taxes

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

(k) Tax Receivable Agreement

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

(l) Noncontrolling Interests

The noncontrolling interests represent the economic interests of EWC Ventures held by members other than the Company. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures Units held by the Company and the other holders of EWC Ventures Units during the period.

(m) Net Income (Loss) Per Share

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

(n) Cash and cash equivalents

Cash and cash equivalents are comprised of cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of 90 days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

(o) Restricted Cash

In accordance with the Company’s securitized financing facility, which is described in Note 9—Long-term debt, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash that primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the Consolidated Statements of Cash Flows.

(p) Accounts receivable

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

(q) Inventory

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

(r) Property and equipment, net

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated remaining useful life of the related asset, which generally ranges from one to ten years, as shown in the table below.

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

(s) Impairment or disposal of long-lived assets

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

(t) Leases

The Company leases various corporate-owned centers and office space to support ongoing business operations. We account for leases in accordance with ASC Topic 842, “Leases.” In accordance with ASC 842, we recognize the following for all leases, with the exception of short-term leases, on our Consolidated Balance Sheets at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We determine if an arrangement is a lease at the inception of the arrangement. A contract is or contains a lease if it conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Lease liabilities are recognized based on the present value of lease payments over the lease term at the arrangement’s commencement date. Right-of-use assets are recognized based on the amount of the measurement of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and any initial direct costs incurred. Renewal options are included in the calculation of our right-of-use assets and lease liabilities at commencement when it is determined that they are reasonably certain of exercise based on an analysis of the relevant facts and circumstances. As the implicit rate of our lease agreements is usually not readily determinable, we generally use our incremental borrowing rate in determining the present value of lease payments. We determine our incremental borrowing rate based on information available to us at the lease commencement date. Information we consider in the determination of our incremental borrowing rate includes factors such as our credit ratings, credit spreads, the term of the lease agreement and the impact of collateral. Certain of our lease arrangements contain lease and non-lease components. We have elected to account for non-lease components related to real estate leases as a part of the related lease components. As such, all fixed payments included in a real estate lease agreement are included in the measurement of the lease liabilities and the corresponding right-of-use assets and variable payments are presented and disclosed as variable lease cost. For all other leases we account lease and non-lease components separately. Leases with an initial term of 12 months or less are not recognized on our balance sheet. We recognize the expense for these leases on a straight-line basis over the lease term. Rent expense arising from our operating leases is included within selling, general and administrative expense in the Consolidated Statements of Operations.

(u) Goodwill and indefinite-lived intangible assets

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

Goodwill is recognized for the excess of the fair value of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination and is not subject to amortization. Goodwill is tested for impairment at a reporting unit level. For all periods presented, the Company concluded that we have one reporting unit, which is also our sole operating segment. The Company first performs a qualitative assessment of goodwill, a Step 0 analysis, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When necessary, a quantitative impairment test of goodwill is performed, comparing the fair value of the reporting unit to the carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the reporting unit and its fair value is recorded against goodwill. No impairment was recorded against goodwill for the fiscal years 2022, 2021 or 2020.

Indefinite-lived intangible assets, including the Company’s trade names, are tested for impairment at the unit of account. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. When necessary, a quantitative impairment test is performed by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an indefinite-lived intangible is subsequently determined to have a finite useful life, the asset is first tested for impairment as described above and then amortized prospectively over its estimated remaining useful life in the same manner as other intangible assets that are subject to amortization. No impairment was recorded against the Company’s trade names for the fiscal years 2022, 2021 or 2020.

It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

(v) Fair value measurements

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

(w) Financial instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Our outstanding Class A-2 Notes, as defined in Note 9—Long-term debt, had an approximate fair value of $356,648 as of December 31, 2022.

(x) Derivative instruments and hedging activities

The Company has, in the past, used interest rate caps to manage its exposure to variable interest rates. The Company’s policy is to not use any financial instruments for trading or other speculative purposes.

Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge, the changes in fair value are recognized as a component of accumulated other comprehensive income (loss) until the underlying hedge item is recognized in earnings. Fair values of derivative contracts are classified as current or long-term, depending on the maturity date of the derivative contract, and are presented in Other current liabilities and Other long-term liabilities, as applicable, on the Consolidated Balance Sheets. The cash flows from derivatives treated as hedges are classified on the Consolidated Statements of Cash Flows in the same category as the item being hedged.

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

(y) Deferred financing costs

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

(z) Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) was entirely comprised of the cumulative change in the fair value of our cash flow hedge. In connection with the termination of our interest rate cap, the entire remaining balance of accumulated other comprehensive income (loss) was reclassified to earnings in fiscal year 2022. See Note 10— Derivative Instruments and Hedging for more information. There were no reclassifications of other comprehensive income (loss) to earnings during fiscal years 2021 and 2020.

(aa) Class A Founders’ Units and Class D Units subject to possible redemption

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

(bb) Implications of being an Emerging Growth Company

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

(cc) Recently adopted accounting pronouncements

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

Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $6,799 and $7,630, respectively, as of December 26, 2021 to recognize operating leases which were not recognized on our Consolidated Balance Sheets under previous guidance. The adoption of this guidance did not have a material impact on our Consolidated Statements of Operations or on our Consolidated Statements of Cash Flows as our leases retained their classifications as determined under previous guidance.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update, as well as subsequently issued amendments, provide temporary, optional guidance to ease the burden in accounting for reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The amendments primarily include relief related to contract modifications and hedging relationships. The relief provided by this ASU does not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024. However, hedging relationships that apply certain optional expedients prior to December 31, 2024, will be retained through the end of the hedging relationship, including for periods after December 31, 2024. We do not expect that this guidance will have any impact on our financial statements.

(dd) Recently issued accounting pronouncements not yet adopted

In June 2017, the FASB issued ASU 2016-13, Financial Instruments (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13, and related amendments, are effective for fiscal years beginning after December 15, 2022. We adopted this guidance on January 1, 2023 (the beginning of fiscal year 2023). The adoption of this guidance did not have a significant impact on our financial statements.

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

The Company previously used an interest rate cap to manage its interest rate exposure. However, the Company terminated its interest rate cap in March 2022. These interest rate caps were recorded at fair value. Changes in fair value of our interest rate caps were previously recognized as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. However, upon termination of the interest rate cap the balance of our accumulated other comprehensive income (loss) was reclassified to the Consolidated Statement of Operations as a component of interest expense. Refer to Note 10—Derivative instruments and hedging activity for additional discussion.

Fair value measurements are summarized below:

	Fair Market Value	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate cap
December 31, 2022	$—	$—	$—	$—
December 25, 2021	$(242)	$—	$(242)	$—

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31, 2022	December 25, 2021
Prepaid inventory	$—	$334
Prepaid insurance	1,966	2,308
Prepaid rent	192	—
Prepaid technology	1,656	1,134
Prepaid marketing	844	623
Prepaid commissions	410	425
Prepaid other & other current assets	506	1,103
Total	$5,574	$5,927

The prepaid other & other current assets amounts are primarily composed of prepaid maintenance contracts and sales taxes.

5. Inventory

Inventory is comprised of finished goods. The allowance for obsolete inventory included in inventory on the Consolidated Balance Sheets was $187 and $5,055 as of December 31, 2022 and December 25, 2021, respectively.

A summary of changes in the inventory obsolescence reserve for fiscal years 2022 and 2021 is as follows:

	December 31, 2022	December 25, 2021
Balance, beginning of year	$5,055	$6,599
Charged to costs and expenses	(66)	317
Write-offs of reserved inventory	(4,802)	(1,861)
Balance, end of year	$187	$5,055

6. Property and equipment, net

Property and equipment consisted of the following:

	December 31, 2022	December 25, 2021
Computer and other equipment	$678	$583
Computer software	7,369	7,458
Furniture and fixtures	1,155	1,162
Leasehold improvements	2,653	2,433
Construction in process	68	269
Property and equipment	11,923	11,905
Less: accumulated depreciation	(9,176)	(8,042)
Property and equipment, net	$2,747	$3,863

Depreciation and amortization expense related to property and equipment was $1,265, $1,489 and $1,649 for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

7. Goodwill and intangible assets, net

A summary of goodwill and intangible assets as of December 31, 2022 and December 25, 2021 is as follows:

	December 31, 2022
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	5.73	$114,594	$(48,889)	$65,705
Reacquired rights	7.31	76,545	(23,034)	53,511
		191,139	(71,923)	119,216
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$254,953	$(71,923)	$183,030
Goodwill		$328,551	$—	$328,551

	December 25, 2021
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	6.75	$114,594	$(37,294)	$77,300
Reacquired rights	8.31	76,545	(15,673)	60,872
Favorable lease assets	0.19	170	(161)	9
		191,309	(53,128)	138,181
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$255,123	$(53,128)	$201,995
Goodwill		$328,551	$—	$328,551

Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights. There were no reacquisition costs in the year ended December 31, 2022. Reacquisition costs totaled $7,644 and $32,791 for the years ended December 25, 2021 and December 26, 2020, respectively.

The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. The reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement prior to the reacquisition. Amortization expense for reacquired rights was $7,362, $7,368 and $6,457 for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Franchisee relationships are amortized on a straight-line basis over the estimated useful life of the asset. Amortization expense for franchisee relationships was $11,595, $11,424 and $11,428 for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Amortization expense for franchisee relationship and reacquired rights are included in depreciation and amortization expense on the Consolidated Statements of Operations.

Future expected amortization expense of the Company’s intangible assets as of December 31, 2022 is as follows:

Fiscal Years Ending	Franchisee Relationships	Reacquired Rights
2023	$11,595	$7,362
2024	11,595	7,362
2025	11,595	7,362
2026	11,595	7,362
2027	11,595	7,362
Thereafter	7,730	16,701
Total	$65,705	$53,511

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2022	December 25, 2021
Accounts payable	$5,874	$7,684
Accrued inventory	2,259	2,665
Accrued compensation	4,283	5,401
Accrued taxes and penalties	1,181	1,432
Accrued lease termination costs	—	588
Accrued technology and subscription fees	26	196
Accrued interest	933	1,477
Accrued professional fees	890	2,090
Accrued marketing	310	489
Accrued dividend equivalents	1,777	—
Other accrued liabilities	1,014	1,133
Total Accounts payable and accrued liabilities	$18,547	$23,155

9. Long-term debt

Long-term debt consists of the following:

	December 31, 2022	December 25, 2021
Class A-2 Notes	$398,000	$—
2026 Term Loan	—	180,000
Less: current portion	(4,000)	(5,625)
Total long-term debt	394,000	174,375
Less: unamortized debt discount and deferred financing costs	(23,065)	(1,768)
Total long-term debt, net	$370,935	$172,607

2021 Debt Transactions

On August 9, 2021, EW Intermediate Holdco, LLC, a Delaware limited liability company (“Holdings”), EW Holdco, LLC, a Delaware limited liability company, as borrower (each indirect subsidiaries of the Company), entered into the 2026 Credit Agreement. The 2026 Credit Agreement was comprised of the 2026 Revolving Credit Facility and the 2026 Term Loan.

The proceeds from the 2026 Term Loan were used together with proceeds from our initial public offering to fully repay and terminate the previous secured term loan (the “Previous Term Loan”) and the previous secured revolving credit facility (the “Previous Revolving Credit Facility”). In connection with the repayment and termination of the Previous Term Loan and Previous Revolving Credit Facility we incurred a loss on debt extinguishment of $6,313, which was recorded as a component of interest expense for the year ended December 31, 2021 in the accompanying Consolidated Statements of Operations. Of this loss, $2,446 was attributable to the payment of the prepayment premium and related fees on the Previous Term Loan and $3,867 was due to the write-off of unamortized deferred financing costs. We incurred $1,924 in various lender and third-party fees in conjunction with this transaction. As discussed further below, in April 2022 the 2026 Term Loan was repaid and the 2026 Credit Agreement was terminated.

2022 Debt Transactions

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of December 31, 2022.

The net proceeds from the issuance of the Class A-2 Notes were used to repay the 2026 Term Loan, fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders (See Note 13— Stockholder's equity).

We incurred a loss on debt extinguishment of $1,957 related to the repayment of the 2026 Term Loan which was recorded as a component of interest expense for the year ended December 31, 2022 in the accompanying Consolidated Statement of Operations. Of this loss, $1,880 was attributable to the write-off of unamortized debt discount and debt issuance costs and the remaining $77 was attributable to the payment of fees associated with the repayment of the 2026 Term Loan. In connection with the issuance of the Class A-2 Notes and the Variable Funding Notes we incurred $12,419 in lender and third-party fees. Of these fees, $10,858 and the original issue discount described above related to the Class A-2 Notes and have been recorded as a reduction of long-term debt on the accompanying Consolidated Balance Sheet. The remaining $1,561 of fees along with $148 of unamortized deferred financing costs related to the Variable Funding Notes have been recorded as other non-current assets on the accompanying Consolidated Balance Sheet. The debt discount and deferred financing costs attributed to Class A-2 Notes will be amortized to interest expense through March of 2027 (the “Anticipated Repayment Date”) using the effective interest method. The deferred financing costs attributed to the Variable Funding Notes will be amortized to interest expense on a straight-line basis through the Anticipated Repayment Date.

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

The legal final maturity date of the Class A-2 Notes is in March of 2052, but it is anticipated that, unless earlier prepaid to the extent permitted under the Base Indenture, dated April 6, 2022 (the “Indenture”), the Class A-2 Notes will be repaid on the Anticipated Repayment Date. If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to their Anticipated Repayment Date, additional interest will accrue on the Class A-2 Notes equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to ten (10) years plus (ii) 5.00%, plus (iii) 3.87%, exceeds the original interest rate. The Class A-2 Notes rank pari passu with the Variable Funding Notes.

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

Annual future principal payments due on long-term debt as of December 31, 2022 are as follows:

Fiscal Years Ending
2023	$4,000
2024	4,000
2025	4,000
2026	4,000
2027	382,000
Thereafter	—
Total long-term debt principal	$398,000

10. Derivative instruments and hedging activities

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

Changes in the fair value of the interest rate cap were recognized in other comprehensive loss and was reclassified out of accumulated other comprehensive income (loss) and into interest expense upon termination of the interest rate cap. Cash flows related to derivatives qualifying as hedges are included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged. Refer to Note 3—Fair value measurements for information on the fair value of the Company’s interest rate cap derivative instrument.

Our cash flow hedge position related to the interest rate cap derivative instrument is as follows:

	Balance Sheet Classification	December 31, 2022	December 25, 2021
Derivatives designated as hedging instruments:
Interest rate cap, current portion	Other current liabilities	$—	$(182)
Interest rate cap, non-current portion	Other long-term liabilities	—	(60)
Total derivative liabilities designated as hedging instruments		$—	$(242)

The table below presents the net unrealized gain (loss) recognized in other comprehensive income (loss) (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain Recognized in OCI
	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Derivatives designated as hedging instruments:
Interest rate cap	$—	$286	$208
Total	$—	$286	$208

As a result of the termination of the interest rate cap, we recognized a gain of approximately $138 as a component of interest expense on the Consolidated Statement of Operations for the year ended December 31, 2022. Of this gain, $196 related to fair value adjustments which was partially offset by $58 related to cash paid to terminate the interest rate cap.

11. Leases

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

Total lease costs consisted of the following:

Year Ended December 31, 2022
Operating lease costs	$2,052
Variable lease costs	729
Sublease income	(614)
Total lease costs	$2,167

Rent expense, including common area maintenance and property taxes, was $2,429, and $3,064 for the years ended December 25, 2021 and December 26, 2020 respectively, and is included in selling, general and administrative expense on the Consolidated Statements of Operations.

Future maturities of operating lease liabilities as of December 31, 2022 were as follows:

Fiscal Years Ending
2023	$1,524
2024	1,346
2025	1,232
2026	880
2027	863
Thereafter	290
Total lease payments	6,135
Less: amount representing interest	(596)
Present value of lease liabilities	5,539
Less: current portion	(1,312)
Operating lease liabilities, net of current portion	$4,227

Future minimum rental payments as of December 25, 2021 were as follows:

Fiscal Years Ending
2022	$2,098
2023	1,524
2024	1,346
2025	1,232
2026	880
Thereafter	1,152
Total	$8,232

The weighted average lease term and discount rate of our operating leases as of December 31, 2022 were as follows:

Weighted average remaining lease term (years)	4.6
Weighted average discount rate	4.4%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,331

12. Commitments and contingencies

Purchase Commitments

As of December 31, 2022, the Company had purchase commitments of approximately $16,221, primarily related to inventory and advertising, of which the Company expects to pay $13,111 during fiscal year 2023.

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

Secondary Public Offerings

On November 15, 2021, we completed a secondary public offering of 2,701,601 shares of our Class A common stock to the public at a price of $26.25 per share for net proceeds of $67,900 after deducting underwriting discounts and commissions and prior to paying any offering expenses. In addition, certain of the Company's stockholders (the "selling stockholders") sold an additional 3,297,922 shares of the Company's Class A common stock. The Company received no proceeds from the sale of shares by the selling stockholders. The shares sold by the Company and the selling stockholders were inclusive of 782,546 shares of the Company's Class A common stock sold pursuant to the underwriters' option to purchase additional shares of the Company's Class A common stock. The proceeds from the offering were used to purchase to 2,701,601 EWC Ventures Units and corresponding shares of Class B common stock for $67,900 from certain EWC Ventures Post-IPO Members. In connection with this offering we incurred offering expenses of $1,300.

On May 24, 2022, we completed a secondary public offering of 5,175,000 shares of our Class A common stock at a price of $21.50 per share. All of the shares sold in the offering were sold by certain of the Company’s stockholders. As such, we did not receive any proceeds from this offering. The shares sold in the offering consisted of 2,771,772 existing shares of Class A common stock and 2,403,228 newly issued Class A shares issued in connection with the exercise of exchange rights in which 2,403,228 EWC Ventures Units and corresponding number of shares of Class B common stock were exchanged for the newly issued shares of Class A common stock.

Share Exchange Transactions

During the year ended December 25, 2021 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 2,850,000 EWC Ventures Units and the corresponding shares of Class B common stock for 2,850,000 newly issued shares of Class A common stock.

During the year ended December 31, 2022 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 8,220,250 EWC Ventures Units and the corresponding shares of Class B common stock for 8,220,250 newly issued shares of Class A common stock. These exchange transactions, together with the share exchanges completed in connection with the secondary public offerings described above, increased the Company’s ownership interest in EWC Ventures.

Special Cash Dividend

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122,227, or $3.30 per share, of Class A common stock which was paid during the year ended December 31, 2022 to its Class A common stock holders. The Company also paid dividend equivalents of $83,020, or $3.30 per unit, to holders of EWC Ventures Units during the year ended December 31, 2022. These payments were funded through existing cash and proceeds from the Company’s securitization transaction (See Note 9 for more information). In addition, as of December 31, 2022 we had $3,757 of dividend equivalents accrued for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards. Of this amount, $1,777 and $1,980 were recorded in accounts payable and accrued liabilities and other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Share Repurchases

On November 2, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase, from time to time, as market conditions warrant, up to $40,000 of its shares of Class A common stock. The share repurchase program does not obligate the Company to repurchase any particular amount of Class A common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management at its discretion based on a variety of factors such as the market price of its Class A common stock, corporate and legal requirements, general market and economic conditions, and compliance with the terms of agreements governing the Company’s outstanding indebtedness. Purchases of the Company’s Class A common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, in privately negotiated transactions or by other means in accordance with federal securities laws. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. During the year ended December 31, 2022, the Company repurchased 715,640 shares of Class A common stock at an average price of $14.09 per share for $10,080.

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

The following table summarizes the ownership of EWC Ventures as of December 31, 2022:

	December 31, 2022
	Units Owned	Ownership Percentage
European Wax Center, Inc.	44,561,685	72.1%
Noncontrolling Interest	17,260,035	27.9%
Total	61,821,720	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

	Year Ended December 31, 2022	Period of August 4-December 25, 2021
Net income (loss) attributable to European Wax Center, Inc.	$7,277	$(3,415)
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result in ownership changes in EWC Ventures	21,412	34,208
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$28,689	$30,793

15. Revenue from contracts with customers

Costs to obtain a contract

Costs to obtain a contract include commissions paid to area representatives associated with the sale of franchises within the area representative’s respective region. As of December 31, 2022 and December 25, 2021, $410 and $425 of commissions paid in connection with the sale of franchise licenses are capitalized within prepaid expenses and other current assets (short-term portion) and $1,811 and $2,221 are capitalized within other non-current assets (long-term portion), respectively. The commissions are amortized to expense over the expected life of the related franchise agreement. $425, $437 and $429 of commissions was amortized to selling, general and administrative expenses during the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

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

The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 28, 2019	$9,257
Revenue recognized that was included in the contract liability at the beginning of the year	(2,461)
Increase, excluding amounts recognized as revenue during the period	2,083
Balance at December 26, 2020	8,879
Revenue recognized that was included in the contract liability at the beginning of the year	(2,599)
Increase, excluding amounts recognized as revenue during the period	3,511
Balance at December 25, 2021	9,791
Revenue recognized that was included in the contract liability at the beginning of the year	(2,289)
Increase, excluding amounts recognized as revenue during the period	3,483
Balance at December 31, 2022	$10,985

The weighted average remaining amortization period for deferred revenue is 4.2 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022. The Company has elected to exclude short term contracts and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2023	$2,819
2024	1,265
2025	1,202
2026	1,131
2027	1,021
Thereafter	3,547
Total	$10,985

The summary set forth below represents the balances in deferred revenue as of December 31, 2022 and December 25, 2021:

	December 31, 2022	December 25, 2021
Franchise fees	$8,167	$7,911
Service revenue	2,818	1,880
Total deferred revenue	10,985	9,791
Long-term portion of deferred revenue	6,901	6,787
Current portion of deferred revenue	$4,084	$3,004

16. Equity Based Compensation

2021 Omnibus Incentive Plan

In August 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of our IPO and provides for the grant of equity-based awards to employees, consultants, and non-employee directors. The 2021 Incentive Plan provides for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by our board of directors. As of December 31, 2022 there were 6,249,708 shares available for issuance under the 2021 Incentive Plan.

Class A Common Stock Options

During the year ended December 31, 2022, no stock options were granted under the 2021 Incentive Plan. During the year ended December 25, 2021, we granted 322,997 stock options with an exercise price of $17.00 per share to certain employees under the 2021 Incentive Plan. The stock options granted will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the stock options was $7.48. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period.

A summary of activity related to the options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 25, 2021	301,464	$17.00
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(88,286)	17.00
Outstanding at December 31, 2022	213,178	$17.00	8.6	$—
Exercisable at December 31, 2022	—	—	—	—

During the years ended December 31, 2022 and December 25, 2021, we recognized $440 and $305 of equity-based compensation expense related to the options in selling, general, and administrative expense, respectively. As the options were granted in connection with the IPO, there was no expense recorded in fiscal years 2020. As of December 31, 2022, there was $841 of total unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of 1.6 years.

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

Restricted Stock Units

During the years ended December 31, 2022 and December 25, 2021, we granted 69,266 and 494,388 restricted stock units (“RSUs”), respectively, to certain directors and employees under the 2021 Incentive Plan. The awards generally vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the restricted stock units will be recognized as equity-based compensation expense over the vesting period. The grant date fair value of the restricted stock units is determined based on the fair value of the underlying Class A common stock on the date of grant.

A summary of activity related to the RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 25, 2021	455,971	$17.41
Granted	69,266	21.42
Vested	(157,349)	17.33
Forfeited	(82,429)	18.30
Outstanding at December 31, 2022	285,459	$18.24

During the years ended December 31, 2022 and December 25, 2021, we recognized $2,839 and $1,219 of equity-based compensation expense related to the RSUs in selling, general, and administrative expense. As the RSUs were granted in connection with and subsequent to the IPO, there was no expense recorded in fiscal years 2020. As of December 31, 2022, there was $4,053 of total unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted average period of 1.6 years. The fair value of RSUs vested during the years ended December 31, 2022 and December 25, 2021 were $3,117 and $307, respectively.

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

The following table sets forth the activity related to the Time-Based Units for the year ended December 31, 2022:

	Number of Time-Based Units	Weighted Average Grant Date Fair Value
Outstanding at December 25, 2021	777,761	$2.62
Granted	—	—
Vested	(371,119)	2.58
Forfeited	(97,312)	3.09
Outstanding at December 31, 2022	309,330	$2.53

During the years ended December 31, 2022, December 25, 2021 and December 26, 2020 we recognized $2,277, $1,122 and $2,052, respectively, of equity-based compensation expense related to Time-based Units in selling, general, and administrative expense. Of the equity-based expense related to Time-based Units recognized during the year ended December 31, 2022, approximately $1,248 related to the acceleration of vesting on 75,000 Time-based Units in accordance with the separation agreement between the Company and our previous chief financial officer. As of December 31, 2022, there was $940 of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 1.2 years. The fair value of Time-based Units that vested during the year ended December 31, 2022 was $7,240. The fair value of Time-based Units that vested during the period of August 4, 2021 to December 25, 2021 was $6,016.

2.0x Units and 2.5x Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted Incentive Units with performance-based vesting criteria that vest in one or more tranches contingent upon the achievement of certain targets, including a tranche which vested upon the achievement of 2.0x multiple on invested capital (“MOIC”) and a tranche which vested upon achievement of a 2.5x MOIC. Equity-based compensation expense was not previously recognized for these awards, based on the projected probability of achievement of the respective target(s). In connection with the Reorganization Transactions, these awards were recapitalized into a new number of EWC Ventures Units (which we refer to as the “2.0x Units” and 2.5x Units” both before and after the Reorganization Transactions). The vesting conditions were modified to include a time-based vesting condition such that the units will vest as if the units were time-based units on the initial date of grant; provided that, such units shall still fully vest upon achievement of the original performance targets, as applicable. As a result of the modification, the Company recorded equity-based compensation expense of $5,645 during the year ended December 25, 2021, which is the modification date fair value of the awards which became immediately vested. The remainder of the modification date fair value of the 2.0x Units and 2.5x Units is recognized straight line over the remaining service period. The modification date fair value was determined based on the fair value of the underlying EWC Ventures Units on the modification date, which was determined based on the initial public offering price per share of the Company’s Class A common stock.

We determined that the activity for the period prior to the Reorganization Transactions would not be meaningful to the users of these consolidated financial statements due to the significant nature of the Reorganization Transactions on the capital structure.

The following table sets forth the activity related to the 2.0x and 2.5x Units for the year ended December 31, 2022:

	Number of 2.0x and 2.5x Units	Weighted Average Grant Date Fair Value
Outstanding at December 25, 2021	275,031	$17.00
Granted	—	—
Vested	(72,461)	17.00
Forfeited	(129,991)	17.00
Outstanding at December 31, 2022	72,579	$17.00

During the years ended December 31, 2022 and December 25, 2021, we recognized $1,123 and $7,240 of equity-based compensation expense related to the 2.0x Units and 2.5x Units included in selling, general and administrative expense. As of December 31, 2022, there was $1,169 of total unrecognized compensation expense related to unvested 2.0x Units and unvested 2.5x Units expected to be recognized over a weighted average period of 1.6 years. The fair value of 2.0x Units and 2.5x Units that vested during the year ended December 31, 2022 was $1,603. The fair value of 2.0x Units and 2.5x Units that vested during the period of August 4, 2021 to December 25, 2021 was $1,194.

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

The following table sets forth the activity related to the 3.0x Units for the year ended December 31, 2022:

	Number of 3.0x Units	Weighted Average Grant Date Fair Value
Outstanding at December 25, 2021	610,979	$7.75
Granted	—	—
Vested	—	—
Forfeited	(77,272)	7.70
Outstanding at December 31, 2022	533,707	$7.76

During the years ended December 31, 2022 and December 25, 2021 we recognized $2,354 and $1,249 of equity-based compensation expense related to the 3.0x Units in selling, general, and administrative expense. As of December 31, 2022, total unrecognized equity-based compensation related to the 3.0x Units was $608, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Summary of Equity-Based Compensation Expense

The Company recognized equity-based compensation expense in the following amounts within in selling, general and administrative expense on the Consolidated Statements of Operations:

	For the Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Class A Common Stock Options	$440	$305	$—
Restricted Stock Units	2,839	1,219	—
Time-based Units	2,277	1,122	2,052
2.0x and 2.5x Units	1,123	7,240	—
3.0x Units	2,354	1,249	—
Total	$9,033	$11,135	$2,052

During the year ended December 31, 2022 we recognized $595 of income tax benefit related to our equity-based compensation. There was no income tax benefit recognized for the period of August 4, 2021 to December 25, 2021 (the period following the Reorganization Transactions).

17. Employee retirement plan

The Company offers its employees the opportunity to participate in a defined contribution retirement plan, where eligible employees may contribute a percentage of their annual compensation subject to limitations set by the Internal Revenue Code. For the years ended December 31, 2022, December 25, 2021 and December 26, 2020, the employer match expense recognized under this plan was $418, $349 and $301, respectively, of which, $391, $330 and $291, respectively, is included in selling, general and administrative expenses and $27, $19 and $10, respectively, is included in cost of revenue on the Consolidated Statements of Operations.

18. Related party transactions

The Company paid fees to certain members for consulting services provided to the Company. Related party consulting fees of $117 and $200 for the years ended December 25, 2021 and December 26, 2020, respectively, are included in selling, general, and administrative expenses in the Consolidated Statements of Operations. The term of the consulting services agreement ended in August 2021. During the year ended December 31, 2022 there were no consulting fees paid to related parties.

19. Income Taxes

EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. Because EWC Ventures is our financial reporting predecessor and not subject to entity level income tax, no current or deferred income taxes were recorded in fiscal year 2020 and the period prior to August 4, 2021.

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

The components of income tax expense for the years ended December 31, 2022 and December 25, 2021 were as follows:

	For the Years Ended
	December 31, 2022	December 25, 2021
Current:
Federal	$—	$—
State	523	114
	523	114
Deferred:
Federal	(45,423)	—
State	(8,291)	—
	(53,714)	—

Income Tax Expense	$(53,191)	$114

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	For the Years Ended
	December 31, 2022	December 25, 2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net	19.9%	2.2%
Pre-IPO period not subject to income tax	—	(53.1)%
Income attributable to noncontrolling interest	3.4%	15.1%
Nondeductible executive compensation	(0.2)%	0.8%
Tax receivable agreement	(10.9)%	—
Investment in EWC Ventures	(11.7)%	47.4%
Valuation allowance	112.2%	(30.6)%
Other	0.7%	—
	134.4%	2.8%

Deferred tax assets and liabilities, were as follows as of December 31, 2022 and December 25, 2021:

	December 31, 2022	December 25, 2021
Deferred tax assets
Net operating losses	$15,592	$7,396
Investment in EWC Ventures	55,804	30,750
Tax receivable agreement	33,205	9,540
Excess interest expense	995	—
Equity based compensation	562	349
Other	36	34
Total deferred tax assets before valuation allowance	106,194	48,069
Valuation allowance	—	(48,069)
Total deferred tax assets after valuation allowance	106,194	—
Deferred tax liabilities
Other	(7)
Total deferred tax liabilities	(7)	—
Net deferred tax asset	$106,187	$—

Valuation Allowance

As of December 31, 2022, we concluded that the positive evidence regarding our ability to realize our deferred tax assets outweighed the negative evidence, and the Company released the valuation allowance against its net deferred tax assets. The Company now has a three-year history of cumulative pre-tax income, adjusted for permanent differences, which we believe represents significant positive evidence in evaluating whether our deferred tax assets are realizable. Given this cumulative income and our accurate forecast history since the IPO we believe we can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of our deferred tax assets.

The change in our valuation allowance against our deferred tax assets for the years ended December 31, 2022 and December 25, 2021 was as follows:

	For the Years Ended
	December 31, 2022	December 25, 2021
Beginning balance	$(48,069)	$—
Recorded to additional-paid-in-capital	—	(50,373)
Recorded to other comprehensive income	—	32
Recorded to income tax expense	48,069	2,272
Ending balance	$—	$(48,069)

Net Operating Loss Carryforwards

As of December 31, 2022, the Company has $66,546 of gross federal net operating loss carryforwards and $29,765 of gross state net operating loss carryforwards. The federal and certain state net operating losses have an indefinite carryforward period and are subject to an annual limitation of 80% of current year taxable income. The remaining net operating losses expire at various dates through 2038.

Uncertain Tax Positions

As of December 31, 2022 the Company does not have any unrecognized tax benefits. The Company is subject to audit examinations at the federal and state levels by the tax authorities for all tax years since formation of the Company.

Tax Receivable Agreement

As of December 31, 2022, future payments under the TRA are expected to be $172,160. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statement of Operations in the period in which the change occurs. As discussed above, the valuation allowance against the Company's deferred tax assets was released. As such, the full amount of the TRA liability has been recognized on our Consolidated Balance Sheets as of December 31, 2022. We recognized charges of $56,228 and $195 in other expense on our Consolidated Statement of Operations related to remeasurements of the TRA during the years ended December 31, 2022 and December 25, 2021, respectively. During the year ended December 31, 2022 we paid $912 to our pre-IPO members in accordance with the TRA.

20. Net income (loss) per share

Basic net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders for the periods subsequent to the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

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

The following table sets forth the computation of basic net income (loss) per share of Class A common stock for the year ended December 31, 2022 and the period from August 4, 2021 to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	Year Ended	Period of August 4-
	December 31, 2022	December 25, 2021
(in thousands, except for share and per share amounts)
Net income (loss)	$13,613	$(6,360)
Less: net income (loss) attributable to noncontrolling interests	6,050	(2,857)
Net income (loss) applicable to Class A common shareholders	$7,563	$(3,503)
Basic weighted average outstanding shares
Class A Common Stock	40,010,456	32,234,507
Basic net income (loss) per share applicable to shareholders:
Class A Common Stock	$0.19	$(0.11)

The following table sets forth the computation of diluted net income (loss) per share of Class A common stock for the year ended December 31, 2022 and the period from August 4, 2021 to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	Year Ended	Period of August 4-
	December 31, 2022	December 25, 2021
(in thousands, except for share and per share amounts)
Net income (loss)	$13,613	$(6,360)
Less: net income (loss) attributable to noncontrolling interests	6,037	(2,857)
Net income (loss) applicable to Class A common shareholders	$7,576	$(3,503)
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	40,010,456	32,234,507
Effect of dilutive securities:
RSUs	124,607	—
Options	15,988	—
Diluted weighted average outstanding shares - Class A Common Stock	40,151,051	32,234,507
Diluted net income (loss) per share applicable to common shareholders:
Class A Common Stock	$0.19	$(0.11)

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class

A common stock on a one-for-one basis. 18,175,652 and 26,700,477 shares of Class B common stock outstanding as of December 31, 2022 and December 25, 2021, respectively, were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted net income (loss) per share of Class A common stock.

In addition, for the year ended December 31, 2021, 301,464 stock options and 455,971 restricted stock units were excluded from the computation of diluted net income (loss) per share of Class A common stock, because the effect would have been anti-dilutive as we recorded a net loss for the period.

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

Based on that evaluation, our CEO and CFO concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 14 weeks ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be held June 6, 2023. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 4, 2021).
3.2	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
4.1*	Description of Class A Common Stock.
4.2

Base Indenture, dated April 6, 2022, among EWC Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

4.3

Series 2022-1 Supplement, dated April 6, 2022, between EWC Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

4.4

Guarantee and Collateral Agreement, dated April 6, 2022, made by EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.1	Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on July 28, 2021).
10.2

Stockholders Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.3

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

10.7

First Amendment to Fifth Amended and Restated Limited Liability Company Agreement of EWC Ventures, LLC, dated April 11, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

10.8

European Wax Center, Inc. 2021 Omnibus Incentive Plan, effective as of August 4, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.9+

Form of Employee Option Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.10+

Form of Employee Restricted Stock Unit Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.11

Separation Agreement, dated as of January 17, 2022, by and among EWC Ventures LLC and Jennifer Vanderveldt (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed on March 15, 2022).

10.12

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

10.13

Advance Funding Facility Agreement, dated April 6, 2022, among Bank of America, N.A., as advance funding administrative agent, EWC Master Issuer LLC, EWC Holding Guarantor LLC, EWC Franchisor LLC, EWC Distributor LLC, EWC Ventures, LLC and

each other advance funding provider party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).
10.14

Class A-1 VFN Note Purchase Agreement, dated April 6, 2022, among EWC Master Issuer LLC, as Master Issuer, EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as Guarantor, EWC Ventures, LLC, as Manager, certain conduit investors and financial institutions and funding agents, and Bank of America, N.A., as provider of letters of credit, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.15

Management Agreement, dated April 6, 2022, among EWC Master Issuer LLC, EWC Holding Guarantor LLC, certain subsidiaries of EWC Master Issuer LLC party thereto, EWC Ventures, LLC, as Manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.16

Parent Company Support Agreement, dated April 6, 2022, between European Wax Center, Inc. and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

European Wax Center, Inc.

Date: March 9, 2023	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID P. BERG	Chief Executive Officer	March 9, 2023
David P. Berg	(Principal Executive Officer)

/s/ DAVID L. WILLIS	Chief Financial Officer and Chief Operating Officer	March 9, 2023
David L. Willis	(Principal Financial Officer)

/s/ CINDY THOMASSEE	Chief Accounting Officer and Controller	March 9, 2023
Cindy Thomassee	(Principal Accounting Officer)

/s/ ALEXA BARTLETT	Director	March 9, 2023
Alexa Bartlett

/s/ ANDREW CRAWFORD	Director	March 9, 2023
Andrew Crawford

/s/ LAURIE ANN GOLDMAN	Director	March 9, 2023
Laurie Ann Goldman

/s/ SHAW JOSEPH	Director	March 9, 2023
Shaw Joseph

/s/ DORVIN D. LIVELY	Director	March 9, 2023
Dorvin D. Lively

/s/ NITAL SCOTT	Director	March 9, 2023
Nital Scott