Form 10-Q
period 2023-04-01
European Wax Center, Inc.
filed 2023-05-10
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

As of May 8, 2023, the registrant had 50,373,648 and 12,379,791 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$45,912	$44,219
Restricted cash	6,568	6,575
Accounts receivable, net	7,300	6,932
Inventory	25,247	23,017
Prepaid expenses and other current assets	7,454	5,574
Total current assets	92,481	86,317
Property and equipment, net	2,878	2,747
Operating lease right-of-use assets	4,920	4,899
Intangible assets, net	178,290	183,030
Goodwill	328,551	328,551
Deferred income taxes	138,890	106,187
Other non-current assets	4,036	4,301
Total assets	$750,046	$716,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,469	$18,547
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	4,615	4,867
Deferred revenue, current portion	4,017	4,084
Operating lease liabilities, current portion	1,314	1,312
Total current liabilities	31,415	32,810
Long-term debt, net	371,166	370,935
Tax receivable agreement liability, net of current portion	203,029	167,293
Deferred revenue, net of current portion	6,898	6,901
Operating lease liabilities, net of current portion	4,255	4,227
Other long-term liabilities	2,022	3,562
Total liabilities	618,785	585,728
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of April 1, 2023 and December 31, 2022.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 50,433,514 and 45,277,325 shares issued and 49,717,874 and 44,561,685 shares outstanding as of April 1, 2023 and December 31, 2022, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 13,046,301 and 18,175,652 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively)	—	—
Treasury stock, at cost 715,640 shares of Class A common stock as of April 1, 2023 and December 31, 2022	(10,080)	(10,080)
Additional paid-in capital	222,460	207,517
Accumulated deficit	(118,945)	(118,437)
Total stockholders’ equity attributable to European Wax Center, Inc.	93,435	79,000
Noncontrolling interests	37,826	51,304
Total stockholders’ equity	131,261	130,304
Total liabilities and stockholders’ equity	$750,046	$716,032

The accompanying notes are an integral part of these condensed consolidated financial statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
REVENUE
Product sales	$27,842	$24,778
Royalty fees	12,351	11,385
Marketing fees	6,902	6,450
Other revenue	2,797	2,813
Total revenue	49,892	45,426
OPERATING EXPENSES
Cost of revenue	14,457	11,991
Selling, general and administrative	17,263	15,474
Advertising	7,809	6,556
Depreciation and amortization	5,063	5,060
Total operating expenses	44,592	39,081
Income from operations	5,300	6,345
Interest expense	6,862	1,507
Other expense	—	785
Income (loss) before income taxes	(1,562)	4,053
Income tax expense (benefit)	(509)	27
NET INCOME (LOSS)	$(1,053)	$4,026
Less: net income (loss) attributable to noncontrolling interests	(545)	2,141
NET INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$(508)	$1,885
Net income (loss) per share
Basic - Class A Common Stock	$(0.02)	$0.06
Diluted - Class A Common Stock	$(0.02)	$0.05
Weighted average shares outstanding
Basic - Class A Common Stock	47,988,681	36,953,534
Diluted - Class A Common Stock	62,683,724	37,168,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Cash flows from operating activities:
Net income (loss)	$(1,053)	$4,026
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,063	5,060
Amortization of deferred financing costs	1,318	120
Gain on interest rate cap	—	(196)
Provision for inventory obsolescence	—	(39)
Provision for bad debts	19	—
Deferred income taxes	(486)	—
Remeasurement of tax receivable agreement liability	—	785
Equity compensation	5,931	3,335
Changes in assets and liabilities:
Accounts receivable	(639)	(1,273)
Inventory	(2,230)	(1,546)
Prepaid expenses and other assets	(1,391)	(76)
Accounts payable and accrued liabilities	(2,267)	(4,508)
Deferred revenue	(70)	(100)
Other long-term liabilities	(14)	(115)
Net cash provided by operating activities	4,181	5,473
Cash flows from investing activities:
Purchases of property and equipment	(358)	(303)
Net cash used in investing activities	(358)	(303)
Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	(1,125)
Distributions to EWC Ventures LLC members	(276)	(2,272)
Payment of Class A common stock offering costs	—	(870)
Taxes on vested restricted stock units paid by withholding shares	(126)	—
Dividend equivalents to holders of EWC Ventures units	(735)	—
Net cash used in financing activities	(2,137)	(4,267)
Net increase in cash	1,686	903
Cash, cash equivalents and restricted cash, beginning of period	50,794	43,301
Cash, cash equivalents and restricted cash, end of period	$52,480	$44,204
Supplemental cash flow information:
Cash paid for interest	$5,560	$1,481
Cash paid for income taxes	$245	$7
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$122	$75
Right-of-use assets obtained in exchange for operating lease obligations	$368	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at December 31, 2022	44,561,685	$—	18,175,652	$—	$207,517	$(118,437)	$(10,080)	$51,304	$130,304
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,129,351	—	(5,129,351)	—	—	—	—	—	—
Vesting of restricted stock units	33,546	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,708)	—	—	—	(126)	—	—	—	(126)
Equity compensation	—	—	—	—	5,931	—	—	—	5,931
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(276)	(276)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(3,519)	—	—	—	(3,519)
Allocation of equity to noncontrolling interests	—	—	—	—	12,657	—	—	(12,657)	—
Net loss	—	—	—	—		(508)	—	(545)	(1,053)
Balance at April 1, 2023	49,717,874	$—	13,046,301	$—	$222,460	$(118,945)	$(10,080)	$37,826	$131,261

							Accumulated
					Additional		other
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 25, 2021	36,932,423	$—	26,700,477	$—	$182,919	$(3,487)	$(45)	$161,854	$341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	100,000	—	(100,000)	—	—	—	—	—	—
Vesting of restricted stock units	6,042	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(166,841)	—	—	—	—	—	—
Equity compensation	—	—	—	—	3,335	—	—	—	3,335
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,272)	(2,272)
Establish tax receivable agreement liability	—	—	—	—	(347)	—	—	—	(347)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	45	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	(1,149)	—	—	1,149	—
Net income	—	—	—	—	—	1,885	—	2,141	4,026
Balance at March 26, 2022	37,038,465	$—	26,433,636	$—	$184,758	$(1,602)	$—	$162,872	$346,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Notes to CONDENSED Consolidated Financial Statements

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

1. Nature of business and organization

European Wax Center, Inc. was formed as a Delaware corporation on April 1, 2021. European Wax Center, Inc. and subsidiaries (“the Company”) was formed for the purpose of completing a public offering and related transactions in order to carry on the business of EWC Ventures, LLC (“EWC Ventures”) and its subsidiaries. Through its subsidiaries, the Company is engaged in selling franchises of European Wax Center, distributing unique facial and body waxing products to franchisees which are used to perform waxing services and providing branded facial and body waxing products directly to consumers at various locations throughout the United States.

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended April 1, 2023 and March 26, 2022 both consisted of 13 weeks.

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

The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in our annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2022 included in our annual report on Form 10-K, except as described below relating to our adoption of Accounting Standards Codification (“ASC”) Topic 326, Measurement of Credit Losses on Financial Instruments.

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

(d) Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) is equal to net income (loss) for all periods presented.

(e) Recently adopted accounting pronouncements

In June 2017, the FASB issued ASU 2016-13, Financial Instruments (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaced the previous incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. We adopted this guidance on January 1, 2023 (the beginning of fiscal year 2023). The adoption of this guidance did not have a significant impact on our financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	April 1, 2023	December 31, 2022
Prepaid insurance	$997	$1,966
Prepaid rent	194	192
Prepaid technology	2,721	1,656
Prepaid marketing	2,401	844
Prepaid commissions	403	410
Prepaid other & other current assets	738	506
Total	$7,454	$5,574

The prepaid other & other current assets amounts are primarily composed of prepaid maintenance contracts and sales taxes.

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 1, 2023	December 31, 2022
Accounts payable	$6,099	$5,874
Accrued inventory	2,344	2,259
Accrued compensation	2,123	4,283
Accrued taxes and penalties	1,129	1,181
Accrued technology and subscription fees	193	26
Accrued interest	992	933
Accrued professional fees	448	890
Accrued marketing fees	601	310
Accrued dividend equivalents	2,876	1,777
Other accrued liabilities	664	1,014
Total accounts payable and accrued liabilities	$17,469	$18,547

5. Long-term debt

Long-term debt consists of the following:

	April 1, 2023	December 31, 2022
Class A-2 Notes	$397,000	$398,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	393,000	394,000
Less: unamortized debt discount and deferred financing costs	(21,834)	(23,065)
Total long-term debt, net	$371,166	$370,935

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of April 1, 2023.

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Our outstanding Class A-2 Notes had an approximate fair value of $365,359 as of April 1, 2023.

6. Equity Based Compensation

Restricted Stock Units

During the 13 weeks ended April 1, 2023, we granted 270,055 restricted stock units (“RSUs”) to certain employees under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) that will vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair value of the RSUs granted during the 13 weeks ended April 1, 2023 was $16.27 and was equal to the closing price of the underlying Class A common stock on the date of grant.

Class A Common Stock Options

During the 13 weeks ended April 1, 2023 we granted 267,640 options with a weighted average exercise price of $19.60 per share to certain employees under the 2021 Incentive Plan. The stock options granted have a ten-year contractual term and will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the stock options was $9.81. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. The Company previously used the Black Scholes model to estimate the fair value of stock option grants. However, as these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a binomial lattice model. The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the stock options granted during the 13 weeks ended April 1, 2023:

Expected dividend yield	0.0%
Expected volatility	62.3%
Risk-free rate	3.6%
Suboptimal exercise factor	2.5x

A description of each of the inputs to the lattice model is as follows:

•
Expected dividend yield - The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. An increase in the expected dividend yield would decrease compensation expense.
•
Expected volatility - This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. The expected volatility was based on the historical volatility of the Company as well as that of a group of guideline companies. An increase in expected volatility would increase compensation expense.
•
Risk-free interest rate - This is the U.S. Treasury rate as of the measurement date having a term approximating the contractual term of the award. An increase in the risk-free interest rate would increase compensation expense.
•
Suboptimal exercise factor - The multiple of the exercise price at which an option exercise would be expected to occur. An increase in the suboptimal exercise factor would increase compensation expense.

Modification of 3.0x Units

During the 13 weeks ended April 1, 2023 we modified the vesting conditions of 533,707 incentive units (the “3.0x Units”) granted under the Management Holdco, LLC Equity Incentive Plan to nine employees. Under their original terms, the 3.0x Units would have vested under the following conditions: (i) the achievement of a 3.0x multiple on invested capital (”MOIC”), (ii) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or

(iii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price (”VWAP”) of our Class A common stock is achieved.

Our board of directors modified the award to adjust the specified VWAP target described above. The Company’s VWAP exceeded the modified target as of March 31, 2023. As such, all of the 3.0x Units vested on that date. During the 13 weeks ended April 1, 2023 we recognized $5,931 in equity-based compensation expense. Of this amount, $3,888 was incremental equity-based compensation expense related to the modification of the 3.0x Units. The incremental expense recognized in connection with the modification of the 3.0x Units was calculated as the difference between the fair value of the modified award and the fair value of the original award on the modification date. The fair value of the modified award was equal to the closing price of the underlying Class A common stock on the modification date. The Company used a Monte Carlo simulation to determine the fair value of the original award on the modification date. The following table presents the weighted average assumptions used in the simulation to determine the fair value of the original award on the modification date:

Expected dividend yield	0.0%
Expected volatility	50.0%
Risk-free rate	4.7%

A description of each of the inputs to the simulation model is as follows:

•
Expected dividend yield - The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. An increase in the expected dividend yield would decrease compensation expense.
•
Expected volatility - This is a measure of the amount by which the price of the equity instrument has fluctuated or is expected to fluctuate. The expected volatility was based on the historical volatility of the Company. An increase in expected volatility would increase compensation expense.
•
Risk-free interest rate - This is the U.S. Treasury rate as of the measurement date having a term approximating the measurement period of the award. An increase in the risk-free interest rate would increase compensation expense.

7. Commitments and contingencies

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flow.

8. Revenue from contracts with customers

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 31, 2022	$10,985
Revenue recognized that was included in the contract liability at the beginning of the year	(950)
Increase, excluding amounts recognized as revenue during the period	880
Balance at April 1, 2023	$10,915

The weighted average remaining amortization period for deferred revenue is 3.6 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 1, 2023. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2023 (from April 2, 2023)	$3,703
2024	1,234
2025	1,164
2026	1,054
2027	991
Thereafter	2,769
Total	$10,915

The summary set forth below represents the balances in deferred revenue as of April 1, 2023 and December 31, 2022:

	April 1, 2023	December 31, 2022
Franchise fees	$8,182	$8,167
Service revenue	2,733	2,818
Total deferred revenue	10,915	10,985
Long-term portion of deferred revenue	6,898	6,901
Current portion of deferred revenue	$4,017	$4,084

9. Income Taxes

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

We recorded $509 of income tax benefit and $27 in income tax expense for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively. The effective tax rate was 32.6% and 0.7% for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively. The effective tax rate for the 13 weeks ended April 1, 2023 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 weeks ended March 26, 2022 differs from the U.S. federal statutory rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

Tax Receivable Agreement

As of April 1, 2023, future payments under the Tax Receivable Agreement (“TRA”) are expected to be $207,644. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

10. Noncontrolling interest

We are the sole managing member of EWC Ventures and, as a result of this control, and because we have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures. We report noncontrolling interests representing the economic interests in EWC Ventures held by the other members of EWC Ventures. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures non-voting common units (”EWC Ventures Units”) by us and the other holders of EWC Ventures Units during the period.

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

The following table summarizes the ownership of EWC Ventures as of April 1, 2023:

	April 1, 2023
	Units Owned	Ownership Percentage
European Wax Center, Inc.	49,717,874	79.7%
Noncontrolling interest	12,700,376	20.3%
Total	62,418,250	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 weeks ended April 1, 2023 and March 26, 2022:

	13 Weeks Ended April 1, 2023	13 Weeks Ended March 26, 2022
Net income (loss) attributable to European Wax Center, Inc.	$(508)	$1,885
Transfers from noncontrolling interests:
Increase (decrease) in additional-paid-in-capital as a result of equity allocations to the noncontrolling interest	12,657	(1,149)
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$12,149	$736

11. Net income (loss) per share

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

The following table sets forth the computation of basic net income (loss) per share of Class A common stock for the 13 weeks ended April 1, 2023 and March 26, 2022:

	13 Weeks Ended	13 Weeks Ended
	April 1, 2023	March 26, 2022
(in thousands, except for share and per share amounts)
Net income (loss)	$(1,053)	$4,026
Less: net income (loss) attributable to noncontrolling interests	(322)	1,940
Net income (loss) applicable to Class A common shareholders	$(731)	$2,086
Basic weighted average outstanding shares
Class A Common Stock	47,988,681	36,953,534
Basic net income (loss) per share applicable to common shareholders:
Class A Common Stock	$(0.02)	$0.06

The following table sets forth the computation of diluted net income (loss) per share of Class A common stock for the 13 weeks ended April 1, 2023 and March 26, 2022:

	13 Weeks Ended	13 Weeks Ended
	April 1, 2023	March 26, 2022
(in thousands, except for share and per share amounts)
Net income (loss)	$(1,053)	$4,026
Less: net income (loss) attributable to noncontrolling interests	—	2,040
Net income (loss) applicable to Class A common shareholders	$(1,053)	$1,986
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	47,988,681	36,953,534
Effect of dilutive securities:
Class B Common Stock	14,629,907	—
RSUs	65,136	186,039
Options	—	28,944
Diluted weighted average outstanding shares - Class A Common Stock	62,683,724	37,168,517
Diluted net income (loss) per share applicable to common shareholders:
Class A Common Stock	$(0.02)	$0.05

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. There were 26,433,636 shares of Class B common stock outstanding as of March 26, 2022 which were determined to be antidilutive and have therefore been excluded from the computation of diluted net income per share of Class A common stock for the 13 weeks ended March 26, 2022. In addition, 480,818 options and 270,055 RSUs were excluded from the computation of diluted net loss per share of Class A common stock for the 13 weeks ended April 1, 2023 as they were determined to be antidilutive.

12. Stockholders’ equity

Share Exchange Transactions

During the 13 weeks ended April 1, 2023 certain members of EWC Ventures after our initial public offering (the “EWC Ventures Post-IPO Members”) exercised their exchange rights and exchanged 5,129,351 EWC Ventures Units and the corresponding shares of Class B common stock for 5,129,351 newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2022. The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, “Item 1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 22 million waxing services in 2022 and over 20 million waxing services in 2021 generating $899 million and $797 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 978 locations across 45 states as of April 1, 2023. Of these locations, 972 are franchised centers operated by franchisees and six are corporate-owned centers.

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

	For the Thirteen Weeks Ended
(in thousands, except operating data and percentages)	April 1, 2023	March 26, 2022
Number of system-wide centers (at period end)	978	874
System-wide sales	$218,441	$206,969
Same-store sales	4.5%	29.0%
New center openings	34	21

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
System-wide Centers
Beginning of Period	944	853
Openings	35	21
Closures	(1)	—
End of Period	978	874

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 55.8% and 54.5% of our total revenue for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.8% and 25.1% of our total revenue for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.8% and 14.2% of our total revenue for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.6% and 6.2% of our total revenue for the 13 weeks ended April 1, 2023 and March 26, 2022, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Noncontrolling Interest: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income (loss) is allocated to the noncontrolling interest to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of EWC Ventures’ net income (loss).

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	April 1, 2023	March 26, 2022	$ Change	% Change
Revenue:
Product sales	$27,842	$24,778	$3,064	12.4%
Royalty fees	12,351	11,385	966	8.5%
Marketing fees	6,902	6,450	452	7.0%
Other revenue	2,797	2,813	(16)	(0.6)%
Total revenue	49,892	45,426	4,466	9.8%
Operating expenses:
Cost of revenue	14,457	11,991	2,466	20.6%
Selling, general and administrative	17,263	15,474	1,789	11.6%
Advertising	7,809	6,556	1,253	19.1%
Depreciation and amortization	5,063	5,060	3	0.1%
Total operating expenses	44,592	39,081	5,511	14.1%
Income from operations	5,300	6,345	(1,045)	(16.5)%
Interest expense	6,862	1,507	5,355	355.3%
Other expense	—	785	(785)	(100.0)%
Income (loss) before income taxes	(1,562)	4,053	(5,615)	(138.5)%
Income tax expense (benefit)	(509)	27	(536)	(1,985.2)%
Net income (loss)	$(1,053)	$4,026	$(5,079)	(126.2)%
Less: net income (loss) attributable to noncontrolling interests	(545)	2,141	(2,686)	(125.5)%
Net income (loss) attributable to European Wax Center, Inc.	$(508)	$1,885	$(2,393)	(126.9)%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Revenue:
Product sales	55.8%	54.5%
Royalty fees	24.8%	25.1%
Marketing fees	13.8%	14.2%
Other revenue	5.6%	6.2%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	29.0%	26.4%
Selling, general and administrative	34.6%	34.1%
Advertising	15.7%	14.5%
Depreciation and amortization	10.1%	11.1%
Total operating expenses	89.4%	86.1%
Income from operations	10.6%	13.9%
Interest expense	13.7%	3.3%
Other expense	—	1.7%
Income (loss) before income taxes	(3.1)%	8.9%
Income tax expense (benefit)	(1.0)%	0.1%
Net income (loss)	(2.1)%	8.8%
Less: net income (loss) attributable to noncontrolling interests	(1.1)%	4.7%
Net income (loss) attributable to European Wax Center, Inc.	(1.0)%	4.1%

Comparison of the Thirteen Weeks Ended April 1, 2023 and March 26, 2022

Revenue

Total revenue increased $4.5 million, or 9.8%, to $49.9 million during the 13 weeks ended April 1, 2023, compared to $45.4 million for the 13 weeks ended March 26, 2022. The increase in total revenue was largely due to 104 new center openings which became operational during the period from March 27, 2022 through April 1, 2023. In addition, total revenue increased due to a 4.5% increase in same-store sales in the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Product Sales

Product sales increased $3.0 million, or 12.4%, to $27.8 million during the 13 weeks ended April 1, 2023, compared to $24.8 million for the 13 weeks ended March 26, 2022. The increase in product sales was primarily due to new center openings which became operational during the period from March 27, 2022 to April 1, 2023. In addition, product sales increased due to the increase in same-store sales in the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022 and an additional offering of medical products to our centers for use in administering wax services.

Royalty Fees

Royalty fees increased $1.0 million, or 8.5%, to $12.4 million during the 13 weeks ended April 1, 2023, compared to $11.4 million for the 13 weeks ended March 26, 2022. The increase in royalty fees during the 13 weeks ended April 1, 2023 was the result of the increase in system-wide sales driven by new center openings which became operational during the period from March 27, 2022 to April 1, 2023 as well as the increase in same-store sales in the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022

Marketing Fees

Marketing fees increased $0.4 million, or 7.0%, to $6.9 million during the 13 weeks ended April 1, 2023, compared to $6.5 million for the 13 weeks ended March 26, 2022. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings which became operational during the period from March 27, 2022 to April 1, 2023 as well as the increase in same-store sales in the 13 weeks ended April 1, 2023 compared to the 13 weeks ended March 26, 2022.

Other Revenue

Other revenue for the 13 weeks ended April 1, 2023 was consistent with the 13 weeks ended March 26, 2022, decreasing $16 thousand, or 0.6%, to $2.8 million for the 13 weeks ended April 1, 2023.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $2.5 million, or 20.6%, to $14.5 million during the 13 weeks ended April 1, 2023, compared to $12.0 million for the 13 weeks ended March 26, 2022. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by new center openings which became operational during the period from March 27, 2022 to April 1, 2023. In addition, cost of revenue increased due to the increase in same-store sales in the 13 weeks ended April 1, 2023 compared to the same period in 2022 and an additional offering of medical products to our centers for use in administering wax services.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.8 million, or 11.6%, to $17.3 million during the 13 weeks ended April 1, 2023, compared to $15.5 million for the 13 weeks ended March 26, 2022. The increase in selling, general and administrative expenses was primarily due to increases in payroll and benefits and slightly offset by a decrease in professional fee expenses. The increase in payroll and benefits expense was largely due to additional expense incurred during the 13 weeks ended April 1, 2023 resulting from the modification of certain equity awards during the period. The decrease in professional fees was attributable to costs incurred in the prior year period relating to being a newly public company.

Advertising

Advertising expenses increased $1.2 million, or 19.1%, to $7.8 million during the 13 weeks ended April 1, 2023, compared to $6.6 million for the 13 weeks ended March 26, 2022. The increase in advertising expense was attributable to the increase in marketing fee revenues as well as the timing of expenses associated with new marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended April 1, 2023 was largely consistent with the 13 weeks ended March 26, 2022, increasing $3 thousand, or 0.1%, to $5.1 million for the 13 weeks ended April 1, 2023.

Interest Expense

Interest expense increased $5.4 million, or 355.3%, to $6.9 million during the 13 weeks ended April 1, 2023, compared to $1.5 million for the 13 weeks ended March 26, 2022. The increase in interest expense was attributable to the effect of higher average principal balances and interest rates on outstanding debt during the 13 weeks ended April 1, 2023.

Income Tax Expense

We recorded $0.5 million in income tax benefit for the 13 weeks ended April 1, 2023, compared to $27 thousand in income tax expense for the thirteen weeks ended March 26, 2022. The income tax benefit recognized in the first 13 weeks of 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the first 13 weeks of 2022 differs the federal statutory income tax rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

We estimate that in future annual periods, our blended statutory tax rate will be approximately 20% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interest percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interest earnings will decrease.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
(in thousands)
Net income (loss)	$(1,053)	$4,026
Interest expense	6,862	1,507
Income tax expense (benefit)	(509)	27
Depreciation and amortization	5,063	5,060
EBITDA	$10,363	$10,620
Share-based compensation(1)	5,931	3,335
Remeasurement of tax receivable agreement liability (2)	—	785
Other (3)	—	417
Adjusted EBITDA	$16,294	$15,157

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash expense related to the remeasurement of our tax receivable agreement liability.
(3)
Represents non-core operating expenses identified by management. For fiscal year 2022 these costs relate to executive severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $45.9 million as of April 1, 2023.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through April 1, 2023 are currently expected to be $207.6 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 13 weeks ended April 1, 2023 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of April 1, 2023. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

For additional information regarding our long-term debt activity, see the notes to the condensed consolidated financial statements (Note 5—Long-term debt) contained elsewhere in this quarterly report on Form 10-Q.

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in Part 1 “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 in the section entitled “Risks Related to Our Organization and Structure—We are required to pay the EWC Ventures’ pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of certain affiliates of General Atlantic (the “Blocker Companies”) (including the Blocker Companies’ allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirteen Weeks Ended
	April 1, 2023	March 26, 2022
Net cash provided by (used in):
Operating activities	$4,181	$5,473
Investing activities	(358)	(303)
Financing activities	(2,137)	(4,267)
Net increase in cash	$1,686	$903

Operating Activities

During the 13 weeks ended April 1, 2023 and March 26, 2022, net cash provided by operating activities was $4.2 million and $5.5 million, respectively, a decrease of $1.3 million. This decrease was largely attributable to the increase in cash interest paid resulting from higher average principal balances and interest rates on outstanding debt in the first 13 weeks of 2023 compared to the first 13 weeks of 2022. However, the decrease in cash flows from operations was partially offset by a lower working capital increase in the current year compared to the prior year as well as an improvement in cash flows generated by our operations.

The increase in working capital in 2023 was primarily attributable to an increase of $2.2 million in inventory and $1.4 million in prepaid expenses and other assets and a decrease of $2.3 million in accounts payable and accrued liabilities. The increase in inventory was primarily due to increased purchases from suppliers to support increased system-wide sales and new center openings. The increase in prepaid expenses and other assets was largely driven by the timing of vendor payments. The decrease in accounts payable and accrued liabilities was largely driven by the payment of accrued bonuses.

Investing Activities

During the 13 weeks ended April 1, 2023 and March 26, 2022, we used $0.4 million and $0.3 million of cash for capital expenditures, respectively.

Financing Activities

Cash used in financing activities was $2.1 million and $4.3 million during the 13 weeks ended April 1, 2023 and March 26, 2022, respectively. Financing activities during the first 13 weeks of 2023 were the result of a $1.0 million repayment on the Class A-2 Notes, $0.7 million in dividend equivalents paid, $0.3 million in tax distribution payments to EWC Ventures members, and $0.1 million in taxes on vested RSUs paid by withholding shares. In the first 13 weeks of 2022 we made $2.3 million in net tax distribution payments to EWC Ventures members other than the Company, repaid $1.1 million in principal on our previous term loan and paid the remaining $0.9 million in costs relating to our secondary offering of Class A common stock which occurred in November 2021.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of April 1, 2023 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Based on that evaluation, our CEO and CFO concluded that as of April 1, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, “Item 1A. Risk Factors“ in our annual report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risk factors set forth in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated By-Laws of European Wax Center, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.1+	European Wax Center, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.2+

European Wax Center, Inc. Form of Severance Waiver and Employment Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).

10.3*+	Offer Letter by and between EWC Corporate, LLC and Stacie Shirley, dated as of March 3, 2023.
10.4*+	Severance Plan Agreement by and between the Registrant and Stacie Shirley, dated as of March 3, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** European Wax Center, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States

Code 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002, of David P. Berg, our Chief Executive Officer and Stacie Shirley, our Chief Financial Officer.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

European Wax Center, Inc.

Date: May 10, 2023	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ STACIE SHIRLEY
Stacie Shirley
Chief Financial Officer
(Principal Financial Officer)