Form 10-Q
period 2023-07-01
European Wax Center, Inc.
filed 2023-08-09
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

As of August 4, 2023, the registrant had 50,332,978 and 12,364,046 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$54,367	$44,219
Restricted cash	7,021	6,575
Accounts receivable, net	9,053	6,932
Inventory	23,534	23,017
Prepaid expenses and other current assets	7,625	5,574
Total current assets	101,600	86,317
Property and equipment, net	2,716	2,747
Operating lease right-of-use assets	4,600	4,899
Intangible assets, net	173,551	183,030
Goodwill	328,551	328,551
Deferred income taxes	140,341	106,187
Other non-current assets	3,818	4,301
Total assets	$755,177	$716,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,298	$18,547
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	1,406	4,867
Deferred revenue, current portion	4,719	4,084
Operating lease liabilities, current portion	1,287	1,312
Total current liabilities	27,710	32,810
Long-term debt, net	371,400	370,935
Tax receivable agreement liability, net of current portion	206,760	167,293
Deferred revenue, net of current portion	6,795	6,901
Operating lease liabilities, net of current portion	3,936	4,227
Other long-term liabilities	1,995	3,562
Total liabilities	618,596	585,728
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of July 1, 2023 and December 31, 2022.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,097,146 and 45,277,325 shares issued and 50,329,914 and 44,561,685 shares outstanding as of July 1, 2023 and December 31, 2022, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 12,364,046 and 18,175,652 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively)	—	—
Treasury stock, at cost 767,232 and 715,640 shares of Class A common stock as of July 1, 2023 and December 31, 2022, respectively	(10,899)	(10,080)
Additional paid-in capital	225,527	207,517
Accumulated deficit	(114,933)	(118,437)
Total stockholders’ equity attributable to European Wax Center, Inc.	99,695	79,000
Noncontrolling interests	36,886	51,304
Total stockholders’ equity	136,581	130,304
Total liabilities and stockholders’ equity	$755,177	$716,032

The accompanying notes are an integral part of these condensed consolidated financial statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
REVENUE
Product sales	$33,725	$30,502	$61,567	$55,279
Royalty fees	14,147	12,769	26,498	24,154
Marketing fees	7,915	7,175	14,817	13,626
Other revenue	3,303	2,912	6,100	5,725
Total revenue	59,090	53,358	108,982	98,784
OPERATING EXPENSES
Cost of revenue	16,900	14,864	31,357	26,854
Selling, general and administrative	14,134	15,227	31,397	30,702
Advertising	8,684	8,049	16,493	14,605
Depreciation and amortization	5,045	5,055	10,108	10,115
Total operating expenses	44,763	43,195	89,355	82,276
Income from operations	14,327	10,163	19,627	16,508
Interest expense	6,762	8,080	13,624	9,587
Other expense (income)	(792)	33	(792)	818
Income before income taxes	8,357	2,050	6,795	6,103
Income tax expense	2,763	19	2,254	46
NET INCOME	$5,594	$2,031	$4,541	$6,057
Less: net income attributable to noncontrolling interests	1,582	1,063	1,037	3,204
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$4,012	$968	$3,504	$2,853
Net income per share
Basic - Class A Common Stock	$0.08	$0.03	$0.06	$0.09
Diluted - Class A Common Stock	$0.08	$0.03	$0.06	$0.08
Weighted average shares outstanding
Basic - Class A Common Stock	50,335,784	37,911,637	49,162,232	37,432,586
Diluted - Class A Common Stock	50,439,538	38,155,439	49,246,677	37,661,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022
Cash flows from operating activities:
Net income	$4,541	$6,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,108	10,115
Amortization of deferred financing costs	2,639	1,229
Gain on interest rate cap	—	(196)
Provision for inventory obsolescence	(11)	(125)
Loss on debt extinguishment	—	1,957
Provision for bad debts	80	—
Deferred income taxes	2,164	—
Remeasurement of tax receivable agreement liability	(792)	818
Equity compensation	7,757	5,335
Changes in assets and liabilities:
Accounts receivable	(2,452)	(3,674)
Inventory	(506)	(3,431)
Prepaid expenses and other assets	(1,110)	212
Accounts payable and accrued liabilities	(1,464)	(964)
Deferred revenue	529	421
Other long-term liabilities	(263)	(146)
Net cash provided by operating activities	21,220	17,608
Cash flows from investing activities:
Purchases of property and equipment	(623)	(82)
Net cash used in investing activities	(623)	(82)
Cash flows from financing activities:
Deferred loan costs	—	(12,419)
Proceeds from long-term debt	—	384,328
Principal payments on long-term debt	(2,000)	(180,000)
Payments of debt extinguishment costs	—	(77)
Distributions to EWC Ventures LLC members	(1,214)	(4,760)
Payment of Class A common stock offering costs	—	(870)
Repurchase of Class A common stock	(819)	—
Taxes on vested restricted stock units paid by withholding shares	(146)	—
Dividends to holders of Class A common stock	—	(122,227)
Dividend equivalents to holders of EWC Ventures units	(2,615)	(82,746)
Payments pursuant to tax receivable agreement	(3,209)	—
Net cash used in financing activities	(10,003)	(18,771)
Net increase in cash	10,594	(1,245)
Cash, cash equivalents and restricted cash, beginning of period	50,794	43,301
Cash, cash equivalents and restricted cash, end of period	$61,388	$42,056
Supplemental cash flow information:
Cash paid for interest	$11,097	$3,042
Cash paid for income taxes	$513	$26
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$—	$5
Right-of-use assets obtained in exchange for operating lease obligations	$368	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at December 31, 2022	44,561,685	$—	18,175,652	$—	$207,517	$(118,437)	$(10,080)	$51,304	$130,304
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,129,351	—	(5,129,351)	—	—	—	—	—	—
Vesting of restricted stock units	33,546	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,708)	—	—	—	(126)	—	—	—	(126)
Equity compensation	—	—	—	—	5,931	—	—	—	5,931
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(276)	(276)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(3,519)	—	—	—	(3,519)
Allocation of equity to noncontrolling interests	—	—	—	—	12,657	—	—	(12,657)	—
Net loss	—	—	—	—		(508)	—	(545)	(1,053)
Balance at April 1, 2023	49,717,874	$—	13,046,301	$—	$222,460	$(118,945)	$(10,080)	$37,826	$131,261
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	652,558	—	(652,558)	—	—	—	—	—	—
Vesting of restricted stock units	12,131	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(29,697)	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(1,057)	—	—	—	(20)	—	—	—	(20)
Equity compensation	—	—	—	—	1,826	—	—	—	1,826
Repurchase of Class A common stock	(51,592)	—	—	—	—	—	(819)		(819)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(938)	(938)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	98	98
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(421)	—	—	—	(421)
Allocation of equity to noncontrolling interests	—	—	—	—	1,682	—	—	(1,682)	—
Net income	—	—	—	—	—	4,012	—	1,582	5,594
Balance at July 1, 2023	50,329,914	$—	12,364,046	$—	$225,527	$(114,933)	$(10,899)	$36,886	$136,581

							Accumulated
					Additional		other
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 25, 2021	36,932,423	$—	26,700,477	$—	$182,919	$(3,487)	$(45)	$161,854	$341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	100,000	—	(100,000)	—	—	—	—	—	—
Vesting of restricted stock units	6,042	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(166,841)	—	—	—	—	—	—
Equity compensation	—	—	—	—	3,335	—	—	—	3,335
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,272)	(2,272)
Establish tax receivable agreement liability	—	—	—	—	(347)	—	—	—	(347)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	45	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	(1,149)	—	—	1,149	—
Net income	—	—	—	—	—	1,885	—	2,141	4,026
Balance at March 26, 2022	37,038,465	$—	26,433,636	$—	$184,758	$(1,602)	$—	$162,872	$346,028
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	2,459,302	—	(2,459,302)	—	—	—	—	—	—
Vesting of restricted stock units	6,044	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(30,539)	—	—	—	—	—	—
Equity compensation	—	—	—	—	2,000	—	—	—	2,000
Distributions to members of EWC Ventures	—	—	—	—		—	—	(2,488)	(2,488)
Dividends paid to shareholders of Class A common stock	—	—	—	—	—	(122,227)	—	—	(122,227)
Dividend equivalents paid or payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	(87,130)	(87,130)
Establish tax receivable agreement liability	—	—	—	—	(4,067)	—	—	—	(4,067)
Allocation of equity to noncontrolling interests	—	—	—	—	4,095	—	—	(4,095)	—
Net income	—	—	—	—	—	968	—	1,063	2,031
Balance at June 25, 2022	39,503,811	$—	23,943,795	$—	$186,786	$(122,861)	$—	$70,222	$134,147

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended July 1, 2023 and June 25, 2022 both consisted of 13 weeks.

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

(b) Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the financial statements include revenue recognition, inventory reserves, income taxes, the Tax Receivable Agreement (“TRA”), the expected life of franchise agreements, the useful life of reacquired rights, valuation of equity-based compensation awards, and the evaluation of the recoverability of goodwill and long-lived assets, including indefinite-lived intangible assets. Actual results could differ from those estimates.

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

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	July 1, 2023	December 31, 2022
Prepaid insurance	$1,419	$1,966
Prepaid rent	194	192
Prepaid technology	2,236	1,656
Prepaid marketing	2,245	844
Prepaid commissions	395	410
Prepaid other & other current assets	1,136	506
Total	$7,625	$5,574

The prepaid other & other current assets amounts are primarily composed of prepaid maintenance contracts and sales taxes.

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 1, 2023	December 31, 2022
Accounts payable	$5,328	$5,874
Accrued inventory	2,981	2,259
Accrued compensation	2,571	4,283
Accrued taxes and penalties	1,089	1,181
Accrued technology and subscription fees	234	26
Accrued interest	989	933
Accrued professional fees	338	890
Accrued marketing fees	876	310
Accrued dividend equivalents	997	1,777
Other accrued liabilities	895	1,014
Total accounts payable and accrued liabilities	$16,298	$18,547

5. Long-term debt

Long-term debt consists of the following:

	July 1, 2023	December 31, 2022
Class A-2 Notes	$396,000	$398,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	392,000	394,000
Less: unamortized debt discount and deferred financing costs	(20,600)	(23,065)
Total long-term debt, net	$371,400	$370,935

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of July 1, 2023.

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Our outstanding Class A-2 Notes had an approximate fair value of $365,191 as of July 1, 2023.

6. Equity Based Compensation

Restricted Stock Units

During the 13 and 26 weeks ended July 1, 2023, we granted 69,088 and 339,143 restricted stock units (“RSUs”), respectively, to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) that will generally vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 and 26 weeks ended July 1, 2023 were $17.01 and $16.42, respectively, and were equal to the closing price of the underlying Class A common stock on the date of grant.

Class A Common Stock Options

During the 13 and 26 weeks ended July 1, 2023 we granted 49,455 and 317,095 options, respectively, with weighted average exercise prices of $20.69 and $19.77 per share, respectively, to certain employees under the 2021 Incentive Plan. The stock options granted have a ten-year contractual term and will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the stock options were $10.11 and $9.85 for the 13 and 26 weeks ended July 1, 2023, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. The Company previously used the Black Scholes model to estimate the fair value of stock option grants. However, as these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a binomial lattice model. The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the stock options granted during the 13 and 26 weeks ended July 1, 2023:

	For the Thirteen Weeks Ended	For the Twenty-Six Weeks Ended
	July 1, 2023	July 1, 2023
Expected dividend yield	0.0%	0.0%
Expected volatility	62.7%	62.4%
Risk-free rate	3.6%	3.6%
Suboptimal exercise factor	2.5x	2.5x

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

Modification of 3.0x Units

During the 26 weeks ended July 1, 2023 we modified the vesting conditions of 533,707 incentive units (the “3.0x Units”) granted under the Management Holdco, LLC Equity Incentive Plan to nine employees. Under their original terms, the 3.0x Units would have vested under the following conditions: (i) the achievement of a 3.0x multiple on invested capital (”MOIC”), (ii) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or (iii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price (”VWAP”) of our Class A common stock is achieved.

Our Board of Directors (the “Board”) modified the award to adjust the specified VWAP target described above. The Company’s VWAP exceeded the modified target as of March 31, 2023. As such, all of the 3.0x Units vested on that date. During the 13 and 26 weeks ended July 1, 2023 we recognized $1,826 and $7,757, respectively, in equity-based compensation expense. Of the amount recognized during the first 26 weeks of 2023, $3,888 was incremental equity-based compensation expense related to the modification of the 3.0x Units. The incremental expense recognized in connection with the modification of the 3.0x Units was calculated as the difference between the fair value of the modified award and the fair value of the original award on the modification date. The fair value of the modified award was equal to the closing price of the underlying Class A common stock on the modification date. The Company used a Monte Carlo simulation to determine the fair value of the original award on the modification date. The following table presents the weighted average assumptions used in the simulation to determine the fair value of the original award on the modification date:

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 31, 2022	$10,985
Deferred revenue recognized that was included in the contract liability at the beginning of the year	(1,560)
Increase, excluding amounts recognized as revenue during the period	2,089
Balance at July 1, 2023	$11,514

The weighted average remaining amortization period for deferred revenue is 3.6 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 1, 2023. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2023 (from July 2, 2023)	$4,084
2024	1,256
2025	1,185
2026	1,075
2027	1,013
Thereafter	2,901
Total	$11,514

The summary set forth below represents the balances in deferred revenue as of July 1, 2023 and December 31, 2022:

	July 1, 2023	December 31, 2022
Franchise fees	$8,254	$8,167
Service revenue	3,260	2,818
Total deferred revenue	11,514	10,985
Long-term portion of deferred revenue	6,795	6,901
Current portion of deferred revenue	$4,719	$4,084

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

We recorded $2,763 and $2,254 in income tax expense for the 13 and 26 weeks ended July 1, 2023, respectively, and $19 and $46 in income tax expense for the 13 and 26 weeks ended June 25, 2022, respectively. The effective tax rate was 33.1% and 33.2% for the 13 and 26 weeks ended July 1, 2023, respectively, and 0.9% and 0.8% for the 13 and 26 weeks ended June 25, 2022, respectively. The effective tax rate for the 13 and 26 weeks ended July 1, 2023 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 and 26 weeks ended June 25, 2022 differs from the U.S. federal statutory rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

Tax Receivable Agreement

As of July 1, 2023, future payments under the TRA are expected to be $208,166. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

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

The following table summarizes the ownership of EWC Ventures as of July 1, 2023:

	July 1, 2023
	Units Owned	Ownership Percentage
European Wax Center, Inc.	50,329,914	80.6%
Noncontrolling interest	12,100,016	19.4%
Total	62,429,930	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 and 26 weeks ended July 1, 2023 and June 25, 2022:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income attributable to European Wax Center, Inc.	$4,012	$968	$3,504	$2,853
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	1,682	4,095	14,339	2,946
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$5,694	$5,063	$17,843	$5,799

11. Net income per share

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 and 26 weeks ended July 1, 2023 and June 25, 2022:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
(in thousands, except for share and per share amounts)
Net income	$5,594	$2,031	$4,541	$6,057
Less: net income attributable to noncontrolling interests	1,528	775	1,357	2,694
Net income applicable to Class A common shareholders	$4,066	$1,256	$3,184	$3,363
Basic weighted average outstanding shares
Class A Common Stock	50,335,784	37,911,637	49,162,232	37,432,586
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.08	$0.03	$0.06	$0.09

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended July 1, 2023 and June 25, 2022:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
(in thousands, except for share and per share amounts)
Net income	$5,594	$2,031	$4,541	$6,057
Less: net income attributable to noncontrolling interests	1,523	853	1,355	2,872
Net income applicable to Class A common shareholders	$4,071	$1,178	$3,186	$3,185
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	50,335,784	37,911,637	49,162,232	37,432,586
Effect of dilutive securities:
RSUs	103,754	207,550	84,445	196,794
Options	—	36,252	—	32,598
Diluted weighted average outstanding shares - Class A Common Stock	50,439,538	38,155,439	49,246,677	37,661,978
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.08	$0.03	$0.06	$0.08

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. There were 12,364,046 and 23,943,795 shares of Class B common stock outstanding as of July 1, 2023 and June 25, 2022, respectively, which were determined to be antidilutive and have therefore been excluded from the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended July 1, 2023 and June 25, 2022, respectively. In addition, 475,308 options were excluded from the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended July 1, 2023 as they were determined to be antidilutive.

12. Stockholders’ equity

Share Exchange Transactions

During the 13 and 26 weeks ended July 1, 2023 certain members of EWC Ventures after our initial public offering (the “EWC Ventures Post-IPO Members”) exercised their exchange rights and exchanged 652,558 and 5,781,909, respectively, EWC Ventures Units and the corresponding shares of Class B common stock for 652,558 and 5,781,909, respectively, newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 13 and 26 weeks ended July 1, 2023 the Company repurchased 51,592 shares of Class A common stock at an average price of $15.88 per share for $819 pursuant to the stock repurchase program authorized by the Board in November 2022. There were no share repurchases during the 13 and 26 weeks ended June 25, 2022.

13. Subsequent events

On August 9, 2023, the Company announced that David Berg will depart from his position as Chief Executive Officer of the Company, effective September 30, 2023. As of such date, Mr. Berg will remain an employee of the Company and will assume the position of Executive Chair of the Board. In connection with Mr. Berg’s departure as Chief Executive Officer, the Company announced on August 9, 2023 that David Willis, who has served the Company as President and Chief Operating Officer, will assume the role of Chief Executive Officer effective as of September 30, 2023.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 22 million waxing services in 2022 and over 20 million waxing services in 2021 generating $899 million and $797 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 1,003 locations across 45 states as of July 1, 2023. Of these locations, 997 are franchised centers operated by franchisees and six are corporate-owned centers.

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

Growth Strategy and Outlook

We plan to grow our business primarily by opening new franchised centers as well as increasing our system-wide sales in existing centers while leveraging our corporate infrastructure to expand our profit margins and generate robust free cash flow.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands, except operating data and percentages)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Number of system-wide centers (at period end)	1,003	893	1,003	893
System-wide sales	$254,189	$231,061	$472,630	$438,090
Same-store sales	2.6%	6.7%	3.4%	16.0%
New center openings	25	19	59	40

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
System-wide Centers
Beginning of Period	978	874	944	853
Openings	26	19	61	40
Closures	(1)	—	(2)	—
End of Period	1,003	893	1,003	893

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 57.1% and 57.2% of our total revenue for the 13 weeks ended July 1, 2023 and June 25, 2022, respectively, and 56.5% and 56.0% of our total revenue for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 23.9% and 23.9% of our total revenue for the 13 weeks ended July 1, 2023 and June 25, 2022, respectively, and 24.3% and 24.4% of our total revenue for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.4% and 13.4% of our total revenue for the 13 weeks ended July 1, 2023 and June 25, 2022, respectively, and 13.6% and 13.8% of our total revenue for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.6% and 5.5% of our total revenue for the 13 weeks ended July 1, 2023 and June 25, 2022, respectively, and 5.6% and 5.8% of our total revenue for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	July 1, 2023	June 25, 2022	$ Change	% Change
Revenue:
Product sales	$33,725	$30,502	$3,223	10.6%
Royalty fees	14,147	12,769	1,378	10.8%
Marketing fees	7,915	7,175	740	10.3%
Other revenue	3,303	2,912	391	13.4%
Total revenue	59,090	53,358	5,732	10.7%
Operating expenses:
Cost of revenue	16,900	14,864	2,036	13.7%
Selling, general and administrative	14,134	15,227	(1,093)	(7.2)%
Advertising	8,684	8,049	635	7.9%
Depreciation and amortization	5,045	5,055	(10)	(0.2)%
Total operating expenses	44,763	43,195	1,568	3.6%
Income from operations	14,327	10,163	4,164	41.0%
Interest expense	6,762	8,080	(1,318)	(16.3)%
Other expense (income)	(792)	33	(825)	(2,500.0)%
Income before income taxes	8,357	2,050	6,307	307.7%
Income tax expense	2,763	19	2,744	14,442.1%
Net income	$5,594	$2,031	$3,563	175.4%
Less: net income attributable to noncontrolling interests	1,582	1,063	519	48.8%
Net income attributable to European Wax Center, Inc.	$4,012	$968	$3,044	314.5%

	For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	$ Change	% Change
Revenue:
Product sales	$61,567	$55,279	$6,288	11.4%
Royalty fees	26,498	24,154	2,344	9.7%
Marketing fees	14,817	13,626	1,191	8.7%
Other revenue	6,100	5,725	375	6.6%
Total revenue	108,982	98,784	10,198	10.3%
Operating expenses:
Cost of revenue	31,357	26,854	4,503	16.8%
Selling, general and administrative	31,397	30,702	695	2.3%
Advertising	16,493	14,605	1,888	12.9%
Depreciation and amortization	10,108	10,115	(7)	(0.1)%
Total operating expenses	89,355	82,276	7,079	8.6%
Income from operations	19,627	16,508	3,119	18.9%
Interest expense	13,624	9,587	4,037	42.1%
Other expense (income)	(792)	818	(1,610)	(196.8)%
Income before income taxes	6,795	6,103	692	11.3%
Income tax expense	2,254	46	2,208	4,800.0%
Net income	$4,541	$6,057	$(1,516)	(25.0)%
Less: net income attributable to noncontrolling interests	1,037	3,204	(2,167)	(67.6)%
Net income attributable to European Wax Center, Inc.	$3,504	$2,853	$651	22.8%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenue:
Product sales	57.1%	57.2%	56.5%	56.0%
Royalty fees	23.9%	23.9%	24.3%	24.4%
Marketing fees	13.4%	13.4%	13.6%	13.8%
Other revenue	5.6%	5.5%	5.6%	5.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	28.6%	27.9%	28.8%	27.2%
Selling, general and administrative	23.9%	28.5%	28.8%	31.1%
Advertising	14.7%	15.1%	15.1%	14.8%
Depreciation and amortization	8.6%	9.5%	9.3%	10.2%
Total operating expenses	75.8%	81.0%	82.0%	83.3%
Income from operations	24.2%	19.0%	18.0%	16.7%
Interest expense	11.4%	15.1%	12.5%	9.7%
Other expense (income)	(1.3)%	0.1%	(0.7)%	0.8%
Income before income taxes	14.1%	3.8%	6.2%	6.2%
Income tax expense	4.7%	0.0%	2.0%	0.1%
Net income	9.4%	3.8%	4.2%	6.1%
Less: net income attributable to noncontrolling interests	2.7%	2.0%	1.0%	3.2%
Net income attributable to European Wax Center, Inc.	6.7%	1.8%	3.2%	2.9%

Comparison of the Thirteen Weeks Ended July 1, 2023 and June 25, 2022

Revenue

Total revenue increased $5.7 million, or 10.7%, to $59.1 million during the 13 weeks ended July 1, 2023, compared to $53.4 million for the 13 weeks ended June 25, 2022. The increase in total revenue was largely due to 110 new center openings that became operational during the period from June 26, 2022 through July 1, 2023. In addition, total revenue increased due to a 2.6% increase in same-store sales in the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022.

Product Sales

Product sales increased $3.2 million, or 10.6%, to $33.7 million during the 13 weeks ended July 1, 2023, compared to $30.5 million for the 13 weeks ended June 25, 2022. The increase in product sales was primarily due to new center openings that became operational during the period from June 26, 2022 to July 1, 2023. In addition, product sales increased due to the increase in same-store sales in the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022.

Royalty Fees

Royalty fees increased $1.3 million, or 10.8%, to $14.1 million during the 13 weeks ended July 1, 2023, compared to $12.8 million for the 13 weeks ended June 25, 2022. The increase in royalty fees during the 13 weeks ended July 1, 2023 was the result of the increase in system-wide sales driven by new center openings that became operational during the period from June 26, 2022 to July 1, 2023 as well as the increase in same-store sales in the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022.

Marketing Fees

Marketing fees increased $0.7 million, or 10.3%, to $7.9 million during the 13 weeks ended July 1, 2023, compared to $7.2 million for the 13 weeks ended June 25, 2022. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings that became operational during the period from June 26, 2022 to July 1, 2023 as well as the increase in same-store sales in the 13 weeks ended July 1, 2023 compared to the 13 weeks ended June 25, 2022.

Other Revenue

Other revenue increased $0.4 million, or 13.4%, to $3.3 million during the 13 weeks ended July 1, 2023, compared to $2.9 million for the 13 weeks ended June 25, 2022. The increase in other revenue during the 13 weeks ended July 1, 2023 was primarily due to an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $2.0 million, or 13.7%, to $16.9 million during the 13 weeks ended July 1, 2023, compared to $14.9 million for the 13 weeks ended June 25, 2022. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by new center openings that became operational during the period from June 26, 2022 to July 1, 2023. In addition, cost of revenue increased due to the increase in same-store sales in the 13 weeks ended July 1, 2023 compared to the same period in 2022.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1.1 million, or 7.2%, to $14.1 million during the 13 weeks ended July 1, 2023, compared to $15.2 million for the 13 weeks ended June 25, 2022. The decrease in selling, general and administrative expenses was primarily due to a decrease in professional fee expenses. The decrease in professional fees was largely attributable to costs relating to our securitization and secondary public offering transactions which were completed during the 13 weeks ended June 25, 2022.

Advertising

Advertising expenses increased $0.6 million, or 7.9%, to $8.6 million during the 13 weeks ended July 1, 2023, compared to $8.0 million for the 13 weeks ended June 25, 2022. The increase in advertising expense was primarily attributable to the increase in marketing fee revenues.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended July 1, 2023 was largely consistent with the 13 weeks ended June 25, 2022, decreasing $10 thousand, or 0.2%, to $5.0 million for the 13 weeks ended July 1, 2023.

Interest Expense

Interest expense decreased $1.3 million, or 16.3%, to $6.8 million during the 13 weeks ended July 1, 2023, compared to $8.1 million for the 13 weeks ended June 25, 2022. The decrease in interest expense was primarily due to a $2.0 million loss on debt extinguishment recognized during the 13 weeks ended June 25, 2022 resulting from the repayment of our previous term loan in connection with the securitization transaction completed during that period. This decrease was partially offset by an increase in interest expense attributable to the effect of higher average principal balances and interest rates on outstanding debt during the 13 weeks ended July 1, 2023.

Income Tax Expense

We recorded $2.8 million and $19 thousand in income tax expense for the thirteen weeks ended July 1, 2023 and June 25, 2022, respectively. Income tax expense recognized in the 13 weeks ended July 1, 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 13 weeks ended June 25, 2022 differs from the federal statutory income tax rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

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

Comparison of the Twenty-Six Weeks Ended July 1, 2023 and June 25, 2022

Revenue

Total revenue increased $10.2 million, or 10.3%, to $109.0 million during the 26 weeks ended July 1, 2023, compared to $98.8 million for the 26 weeks ended June 25, 2022. The increase in total revenue was largely due to 110 new center openings that became operational during the period from June 26, 2022 through July 1, 2023. In addition, total revenue increased due to a 3.4% increase in same-store sales in the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022 and, beginning in April 2022, an additional offering of medical products to our centers for use in administering wax services.

Product Sales

Product sales increased $6.3 million, or 11.4%, to $61.6 million during the 26 weeks ended July 1, 2023, compared to $55.3 million for the 26 weeks ended June 25, 2022. The increase in product sales was primarily due to new center openings that became operational during the period from June 26, 2022 to July 1, 2023. In addition, product sales increased due to the increase in same-store sales in the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022 and, beginning in April 2022, an additional offering of medical products to our centers for use in administering wax services.

Royalty Fees

Royalty fees increased $2.3 million, or 9.7%, to $26.5 million during the 26 weeks ended July 1, 2023, compared to $24.2 million for the 26 weeks ended June 25, 2022. The increase in royalty fees during the 26 weeks ended July 1, 2023 was the result of the increase in system-wide sales driven by new center openings that became operational during the period from June 26, 2022 to July 1, 2023 as well as the increase in same-store sales in the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022

Marketing Fees

Marketing fees increased $1.2 million, or 8.7%, to $14.8 million during the 26 weeks ended July 1, 2023, compared to $13.6 million for the 26 weeks ended June 25, 2022. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings that became operational during the period from June 26, 2022 to July 1, 2023 as well as the increase in same-store sales in the 26 weeks ended July 1, 2023 compared to the 26 weeks ended June 25, 2022.

Other Revenue

Other revenue increased $0.4 million, or 6.6%, to $6.1 million during the 26 weeks ended July 1, 2023, compared to $5.7 million for the 26 weeks ended June 25, 2022. The increase in other revenue during the 26 weeks ended July 1, 2023 was primarily due to an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $4.5 million, or 16.8%, to $31.4 million during the 26 weeks ended July 1, 2023, compared to $26.9 million for the 26 weeks ended June 25, 2022. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by new center openings that became operational during the period from June 26, 2022 to July 1, 2023. In addition, cost of revenue increased due to the increase in same-store sales in the 26 weeks ended July 1, 2023 compared to the same period in 2022 and, beginning in April 2022, an additional offering of medical products to our centers for use in administering wax services.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.7 million, or 2.3%, to $31.4 million during the 26 weeks ended July 1, 2023, compared to $30.7 million for the 26 weeks ended June 25, 2022. The increase in selling, general and administrative expenses was primarily due to increases in payroll and benefits, which was mostly offset by a decrease in professional fee expenses. The increase in payroll and benefits expense was largely due to additional expense incurred during the 13 weeks ended April 1, 2023 resulting from the modification of certain equity awards during the period. The decrease in professional fees was largely attributable to costs related to our securitization and secondary public offering transactions, which were completed during the 13 weeks ended June 25, 2022, as well as certain costs related to being a newly public company.

Advertising

Advertising expenses increased $1.9 million, or 12.9%, to $16.5 million during the 26 weeks ended July 1, 2023, compared to $14.6 million for the 26 weeks ended June 25, 2022. The increase in advertising expense was attributable to the increase in marketing fee revenues as well as the timing of expenses associated with new marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 26 weeks ended July 1, 2023 was largely consistent with the 26 weeks ended June 25, 2022, decreasing $7 thousand, or 0.1%, to $10.1 million for the 26 weeks ended July 1, 2023.

Interest Expense

Interest expense increased $4.0 million, or 42.1%, to $13.6 million during the 26 weeks ended July 1, 2023, compared to $9.6 million for the 26 weeks ended June 25, 2022. The increase in interest expense was attributable to the effect of higher average principal balances and interest rates on outstanding debt during the 26 weeks ended July 1, 2023. This increase was partially offset by a $2.0 million loss on debt extinguishment recognized during the 26 weeks ended June 25, 2022 resulting from the repayment of our previous term loan in connection with the securitization transaction completed during that period.

Income Tax Expense

We recorded $2.3 million and $46 thousand in income tax expense for the 26 weeks ended July 1, 2023 and June 25, 2022, respectively. Income tax expense recognized in the first 26 weeks of 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the first 26 weeks of 2022 differs from the federal statutory income tax rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
(in thousands)
Net income	$5,594	$2,031	$4,541	$6,057
Interest expense	6,762	8,080	13,624	9,587
Income tax expense	2,763	19	2,254	46
Depreciation and amortization	5,045	5,055	10,108	10,115
EBITDA	$20,164	$15,185	$30,527	$25,805
Share-based compensation(1)	1,826	2,000	7,757	5,335
Remeasurement of tax receivable agreement liability (2)	(792)	33	(792)	818
Transaction costs (3)	—	1,406	—	1,406
Other (4)	—	—	—	417
Adjusted EBITDA	$21,198	$18,624	$37,492	$33,781

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents costs related to our secondary offering of Class A common stock by selling stockholders and certain costs incurred in connection with our securitization transaction.
(4)
Represents non-core operating expenses identified by management. For fiscal year 2022, these costs relate to executive severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $54.4 million as of July 1, 2023.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through July 1, 2023 are currently expected to be $208.2 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 26 weeks ended July 1, 2023 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

Securitized Financing Facility

On April 6, 2022, the Master Issuer completed a securitization transaction pursuant to which it issued $400.0 million in aggregate principal amount of Class A-2 Notes. The net proceeds from the issuance of the Class A-2 Notes were used to repay our previous term loan, fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders.

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of July 1, 2023. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Twenty-Six Weeks Ended
	July 1, 2023	June 25, 2022
Net cash provided by (used in):
Operating activities	$21,220	$17,608
Investing activities	(623)	(82)
Financing activities	(10,003)	(18,771)
Net increase (decrease) in cash	$10,594	$(1,245)

Operating Activities

During the 26 weeks ended July 1, 2023 and June 25, 2022, net cash provided by operating activities was $21.2 million and $17.6 million, respectively, an increase of $3.6 million. This increase was largely attributable to an improvement in cash flows generated by our operations as well as a lower working capital increase in the current year compared to the prior year. However, the increase in cash flows from operations was partially offset by an increase in cash interest paid due to higher average principal balances and interest rates on outstanding debt in the first 26 weeks of 2023 compared to the first 26 weeks of 2022.

The increase in working capital in 2023 was primarily attributable to an increase of $2.5 million in accounts receivable, an increase of $1.1 million in prepaid expenses and other assets and a decrease of $1.5 million in accounts payable and accrued liabilities. The increase in accounts receivable was primarily due to increased system-wide sales and new center openings since the end of 2022. The increase in prepaid expenses and other assets was largely driven by the timing of vendor payments. The decrease in accounts payable and accrued liabilities was largely driven by the payment of accrued bonuses.

Investing Activities

During the 26 weeks ended July 1, 2023 and June 25, 2022, we used $0.6 million and $0.1 million of cash for capital expenditures, respectively.

Financing Activities

Cash used in financing activities was $10.0 million and $18.8 million during the 26 weeks ended July 1, 2023 and June 25, 2022, respectively. Financing activities during the first 26 weeks of 2023 consisted of the following payments:

•
$3.2 million in payments made pursuant to the TRA
•
$2.6 million in dividend equivalents paid
•
$2.0 million repayment on the Class A-2 Notes
•
$1.2 million in tax distribution payments to EWC Ventures members
•
$0.8 million used to repurchase 51,592 shares of Class A common stock and
•
$0.1 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the first 26 weeks of 2022 were largely the result of the securitization transaction and the special cash dividend and consisted of the following:

•
The receipt of $384.3 million in proceeds from the issuance of Class A-2 Notes
•
Payments made for the following items:
o
$205.0 million for dividends and dividend equivalents paid to holders of shares of Class A common stock and EWC Ventures Units
o
$180.0 million to fully repay our previous term loan
o
$12.4 million in deferred financing costs related to the Class A-2 Notes and Variable Funding Notes
o
$4.8 million in tax distributions to EWC Ventures members
o
$0.9 million in costs related to the secondary offering of our Class A common stock in November 2021 and
o
$0.1 million in debt extinguishment costs related to the repayment of the previous term loan.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of July 1, 2023 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Based on that evaluation, our CEO and CFO concluded that as of July 1, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the second quarter of fiscal year 2023.

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2, 2023 — April 29, 2023	—	$—	—	$29,920,145
April 30, 2023 — May 27, 2023	51,592	15.88	51,592	29,101,103
May 28, 2023 — July 1, 2023	—	—	—	29,101,103
Total	51,592	$15.88	51,592	$29,101,103

In the second quarter of fiscal year 2023, 51,592 shares of Class A common stock were repurchased pursuant to the $40.0 million share repurchase plan authorized by our board of directors on November 2, 2022. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the second quarter of fiscal year 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 4, 2021).
3.2

Certificate of Amendment of the Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2023).

3.3	Second Amended and Restated By-Laws of European Wax Center, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.1*+	Offer Letter by and between EWC Corporate, LLC and Andrea Wasserman, dated as of May 18, 2023.
10.2*+	Severance Plan Agreement by and between the Registrant and Andrea Wasserman, dated as of May 30, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

European Wax Center, Inc.

Date: August 9, 2023	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ STACIE SHIRLEY
Stacie Shirley
Chief Financial Officer
(Principal Financial Officer)