Form 10-Q
period 2023-09-30
European Wax Center, Inc.
filed 2023-11-08
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 50,135,317 and 12,306,072 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$63,959	$44,219
Restricted cash	6,544	6,575
Accounts receivable, net	6,764	6,932
Inventory, net	21,702	23,017
Prepaid expenses and other current assets	8,295	5,574
Total current assets	107,264	86,317
Property and equipment, net	2,555	2,747
Operating lease right-of-use assets	4,292	4,899
Intangible assets, net	168,812	183,030
Goodwill	328,551	328,551
Deferred income taxes	139,347	106,187
Other non-current assets	3,561	4,301
Total assets	$754,382	$716,032
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,462	$18,547
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	2,467	4,867
Deferred revenue, current portion	4,313	4,084
Operating lease liabilities, current portion	1,263	1,312
Total current liabilities	28,505	32,810
Long-term debt, net	371,639	370,935
Tax receivable agreement liability, net of current portion	206,233	167,293
Deferred revenue, net of current portion	6,850	6,901
Operating lease liabilities, net of current portion	3,621	4,227
Other long-term liabilities	2,063	3,562
Total liabilities	618,911	585,728
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022.)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,225,048 and 45,277,325 shares issued and 50,131,924 and 44,561,685 shares outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 12,306,072 and 18,175,652 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Treasury stock, at cost 1,093,124 and 715,640 shares of Class A common stock as of September 30, 2023 and December 31, 2022, respectively	(16,449)	(10,080)
Additional paid-in capital	227,845	207,517
Accumulated deficit	(111,992)	(118,437)
Total stockholders’ equity attributable to European Wax Center, Inc.	99,404	79,000
Noncontrolling interests	36,067	51,304
Total stockholders’ equity	135,471	130,304
Total liabilities and stockholders’ equity	$754,382	$716,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
REVENUE
Product sales	$31,890	$31,565	$93,457	$86,844
Royalty fees	13,345	13,086	39,843	37,240
Marketing fees	7,551	7,339	22,368	20,964
Other revenue	2,931	3,054	9,031	8,780
Total revenue	55,717	55,044	164,699	153,828
OPERATING EXPENSES
Cost of revenue	15,721	16,313	47,078	43,168
Selling, general and administrative	14,372	13,662	45,769	44,364
Advertising	8,099	8,398	24,592	23,003
Depreciation and amortization	5,040	5,059	15,148	15,173
Total operating expenses	43,232	43,432	132,587	125,708
Income from operations	12,485	11,612	32,112	28,120
Interest expense, net	6,471	6,804	20,095	16,391
Other expense (income)	36	(516)	(756)	302
Income before income taxes	5,978	5,324	12,773	11,427
Income tax expense	1,784	37	4,038	83
NET INCOME	$4,194	$5,287	$8,735	$11,344
Less: net income attributable to noncontrolling interests	1,253	1,765	2,290	4,969
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$2,941	$3,522	$6,445	$6,375
Net income per share
Basic - Class A Common Stock	$0.06	$0.09	$0.12	$0.17
Diluted - Class A Common Stock	$0.06	$0.08	$0.12	$0.17
Weighted average shares outstanding
Basic - Class A Common Stock	50,321,994	39,849,170	49,548,820	38,238,114
Diluted - Class A Common Stock	50,428,170	62,849,257	49,640,509	38,426,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022
Cash flows from operating activities:
Net income	$8,735	$11,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,148	15,173
Amortization of deferred financing costs	3,964	2,483
Gain on interest rate cap	—	(196)
Provision for inventory obsolescence	(4)	(26)
Loss on debt extinguishment	—	1,957
Provision for bad debts	105	38
Deferred income taxes	3,825	—
Remeasurement of tax receivable agreement liability	(756)	302
Loss on disposal of property and equipment	11	5
Equity compensation	9,489	7,452
Changes in assets and liabilities:
Accounts receivable	(189)	(137)
Inventory, net	1,319	(3,638)
Prepaid expenses and other assets	(1,300)	1,101
Accounts payable and accrued liabilities	(1,180)	(7,623)
Deferred revenue	178	289
Other long-term liabilities	(489)	(575)
Net cash provided by operating activities	38,856	27,949
Cash flows from investing activities:
Purchases of property and equipment	(774)	(143)
Net cash used in investing activities	(774)	(143)
Cash flows from financing activities:
Deferred loan costs	—	(12,419)
Proceeds from long-term debt	—	384,328
Principal payments on long-term debt	(3,000)	(181,000)
Payments of debt extinguishment costs	—	(77)
Distributions to EWC Ventures LLC members	(2,492)	(7,280)
Payment of Class A common stock offering costs	—	(870)
Repurchase of Class A common stock	(6,369)	—
Taxes on vested restricted stock units paid by withholding shares	(516)	(525)
Dividends to holders of Class A common stock	—	(122,227)
Dividend equivalents to holders of EWC Ventures units	(2,787)	(82,887)
Payments pursuant to tax receivable agreement	(3,209)	—
Net cash used in financing activities	(18,373)	(22,957)
Net increase in cash	19,709	4,849
Cash, cash equivalents and restricted cash, beginning of period	50,794	43,301
Cash, cash equivalents and restricted cash, end of period	$70,503	$48,150
Supplemental cash flow information:
Cash paid for interest	$16,621	$12,886
Cash paid for income taxes	$633	$96
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$—	$5
Right-of-use assets obtained in exchange for operating lease obligations	$368	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at December 31, 2022	44,561,685	$—	18,175,652	$—	$207,517	$(118,437)	$(10,080)	$51,304	$130,304
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,129,351	—	(5,129,351)	—	—	—	—	—	—
Vesting of restricted stock units	33,546	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,708)	—	—	—	(126)	—	—	—	(126)
Equity compensation	—	—	—	—	5,931	—	—	—	5,931
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(276)	(276)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(3,519)	—	—	—	(3,519)
Allocation of equity to noncontrolling interests	—	—	—	—	12,657	—	—	(12,657)	—
Net loss	—	—	—	—		(508)	—	(545)	(1,053)
Balance at April 1, 2023	49,717,874	$—	13,046,301	$—	$222,460	$(118,945)	$(10,080)	$37,826	$131,261
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	652,558	—	(652,558)	—	—	—	—	—	—
Vesting of restricted stock units	12,131	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(29,697)	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(1,057)	—	—	—	(20)	—	—	—	(20)
Equity compensation	—	—	—	—	1,826	—	—	—	1,826
Repurchase of Class A common stock	(51,592)	—	—	—	—	—	(819)		(819)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(938)	(938)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	98	98
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(421)	—	—	—	(421)
Allocation of equity to noncontrolling interests	—	—	—	—	1,682	—	—	(1,682)	—
Net income	—	—	—	—	—	4,012	—	1,582	5,594
Balance at July 1, 2023	50,329,914	$—	12,364,046	$—	$225,527	$(114,933)	$(10,899)	$36,886	$136,581
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	57,974	—	(57,974)	—	—	—	—	—	—
Vesting of restricted stock units	90,715	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units									—
Equity compensation	—	—	—	—	1,732	—	—	—	1,732
Repurchase of Class A common stock	(325,892)	—	—	—	—	—	(5,550)	—	(5,550)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,278)	(1,278)
Shares withheld for taxes on vested restricted stock units	(20,787)	—	—	—	(375)	—	—	—	(375)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	167	—	—	—	167
Allocation of equity to noncontrolling interests	—	—	—	—	794	—	—	(794)	—
Net income	—	—	—	—	—	2,941	—	1,253	4,194
Balance at September 30, 2023	50,131,924	$—	12,306,072	$—	$227,845	$(111,992)	$(16,449)	$36,067	$135,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

							Accumulated
					Additional		other
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	interest	equity
Balance at December 25, 2021	36,932,423	$—	26,700,477	$—	$182,919	$(3,487)	$(45)	$161,854	$341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	100,000	—	(100,000)	—	—	—	—	—	—
Vesting of restricted stock units	6,042	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(166,841)	—	—	—	—	—	—
Equity compensation	—	—	—	—	3,335	—	—	—	3,335
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,272)	(2,272)
Establish tax receivable agreement liability	—	—	—	—	(347)	—	—	—	(347)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	45	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	(1,149)	—	—	1,149	—
Net income	—	—	—	—	—	1,885	—	2,141	4,026
Balance at March 26, 2022	37,038,465	$—	26,433,636	$—	$184,758	$(1,602)	$—	$162,872	$346,028
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	2,459,302	—	(2,459,302)	—	—	—	—	—	—
Vesting of restricted stock units	6,044	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(30,539)	—	—	—	—	—	—
Equity compensation	—	—	—	—	2,000	—	—	—	2,000
Distributions to members of EWC Ventures	—	—	—	—		—	—	(2,488)	(2,488)
Dividends paid to shareholders of Class A common stock	—	—	—	—	—	(122,227)	—	—	(122,227)
Dividend equivalents paid or payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	(87,130)	(87,130)
Establish tax receivable agreement liability	—	—	—	—	(4,067)	—	—	—	(4,067)
Allocation of equity to noncontrolling interests	—	—	—	—	4,095	—	—	(4,095)	—
Net income	—	—	—	—	—	968	—	1,063	2,031
Balance at June 25, 2022	39,503,811	$—	23,943,795	$—	$186,786	$(122,861)	$—	$70,222	$134,147
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	1,457,208	—	(1,457,208)	—	—	—	—	—	—
Vesting of restricted stock units	104,447	—	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	2,117	—	—	—	2,117
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(2,520)	(2,520)
Shares withheld for taxes on vested restricted stock units	(24,631)	—	—	—	(525)	—	—	—	(525)
Establish tax receivable agreement liability	—	—	—	—	(2,385)	—	—	—	(2,385)
Allocation of equity to noncontrolling interests	—	—	—	—	3,916	—	—	(3,916)	—
Net income	—	—	—	—	—	3,522	—	1,765	5,287
Balance at September 24, 2022	41,040,835	$—	22,486,587	$—	$189,909	$(119,339)	$—	$65,551	$136,121

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended September 30, 2023 and September 24, 2022 both consisted of 13 weeks.

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

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$2,274	$1,966
Prepaid rent	180	192
Prepaid technology	1,351	1,656
Prepaid marketing	3,138	844
Prepaid commissions	388	410
Prepaid other & other current assets	964	506
Total	$8,295	$5,574

The prepaid other & other current assets amounts are primarily composed of prepaid maintenance contracts and sales taxes.

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$5,742	$5,874
Accrued inventory	2,104	2,259
Accrued compensation	3,683	4,283
Accrued taxes and penalties	1,239	1,181
Accrued technology and subscription fees	109	26
Accrued interest	925	933
Accrued professional fees	408	890
Accrued marketing fees	564	310
Accrued dividend equivalents	846	1,777
Other accrued liabilities	842	1,014
Total accounts payable and accrued liabilities	$16,462	$18,547

5. Long-term debt

Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Class A-2 Notes	$395,000	$398,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	391,000	394,000
Less: unamortized debt discount and deferred financing costs	(19,361)	(23,065)
Total long-term debt, net	$371,639	$370,935

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of September 30, 2023.

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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Our outstanding Class A-2 Notes had an approximate fair value of $363,993 as of September 30, 2023.

6. Equity Based Compensation

Restricted Stock Units

During the 13 and 39 weeks ended September 30, 2023, we granted 10,426 and 349,569 restricted stock units (“RSUs”), respectively, to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) that will generally vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 and 39 weeks ended September 30, 2023 were $17.19 and $16.45, respectively, and were equal to the closing price of the underlying Class A common stock on the date of grant.

Class A Common Stock Options

During the 13 and 39 weeks ended September 30, 2023 we granted 8,783 and 325,878 options, respectively, with weighted average exercise prices of $19.44 and $19.76 per share, respectively, to certain employees under the 2021 Incentive Plan. The stock options granted have a ten-year contractual term and will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the stock options were $9.25 and $9.84 for the 13 and 39 weeks ended September 30, 2023, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. The Company previously used the Black Scholes model to estimate the fair value of stock option grants. However, as these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a binomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the stock options granted during the 13 and 39 weeks ended September 30, 2023:

	For the Thirteen Weeks Ended	For the Thirty-Nine Weeks Ended
	September 30, 2023	September 30, 2023
Expected dividend yield	0.0%	0.0%
Expected volatility	55.7%	61.5%
Risk-free rate	4.5%	3.6%
Suboptimal exercise factor	2.5x	2.5x

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

Modification of 3.0x Units

During the 39 weeks ended September 30, 2023 we modified the vesting conditions of 533,707 incentive units (the “3.0x Units”) granted under the Management Holdco, LLC Equity Incentive Plan to nine employees. Under their original terms, the 3.0x Units would have vested under the following conditions: (i) the achievement of a 3.0x multiple on invested capital (”MOIC”), (ii) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or (iii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price (”VWAP”) of our Class A common stock is achieved.

Our Board of Directors (the “Board”) modified the award to adjust the specified VWAP target described above. The Company’s VWAP exceeded the modified target as of March 31, 2023. As such, all of the 3.0x Units vested on that date. During the 13 and 39 weeks ended September 30, 2023 we recognized $1,732 and $9,489, respectively, in equity-based compensation expense. Of the amount recognized during the first 39 weeks of 2023, $3,888 was incremental equity-based compensation expense related to the modification of the 3.0x Units. The incremental expense recognized in connection with the modification of the 3.0x Units was calculated as the difference between the fair value of the modified award and the fair value of the original award on the modification date. The fair value of the modified award was equal to the closing price of the underlying Class A common stock on the modification date. The Company used a Monte Carlo simulation to determine the fair value of the original award on the modification date. The following table presents the weighted average assumptions used in the simulation to determine the fair value of the original award on the modification date:

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 31, 2022	$10,985
Deferred revenue recognized that was included in the contract liability at the beginning of the year	(2,322)
Increase, excluding amounts recognized as revenue during the period	2,500
Balance at September 30, 2023	$11,163

The weighted average remaining amortization period for deferred revenue is 3.9 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2023 (from October 1, 2023)	$3,341
2024	1,289
2025	1,218
2026	1,110
2027	1,050
Thereafter	3,155
Total	$11,163

The summary set forth below represents the balances in deferred revenue as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Franchise fees	$8,182	$8,167
Service revenue	2,981	2,818
Total deferred revenue	11,163	10,985
Long-term portion of deferred revenue	6,850	6,901
Current portion of deferred revenue	$4,313	$4,084

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

We recorded $1,784 and $4,038 in income tax expense for the 13 and 39 weeks ended September 30, 2023, respectively, and $37 and $83 in income tax expense for the 13 and 39 weeks ended September 24, 2022, respectively. The effective tax rate was 29.8% and 31.6% for the 13 and 39 weeks ended September 30, 2023, respectively, and 0.7% for the 13 and 39 weeks ended September 24, 2022. The effective tax rate for the 13 and 39 weeks ended September 30, 2023 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 and 39 weeks ended September 24, 2022 differs from the U.S. federal statutory rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

Tax Receivable Agreement

As of September 30, 2023, future payments under the TRA are expected to be $208,700. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

10. Noncontrolling interest

We are the sole managing member of EWC Ventures and, as a result of this control, and because we have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures. We report noncontrolling interests representing the economic interests in EWC Ventures held by the other members of EWC Ventures. Income or loss is attributed to the noncontrolling interests based on their contractual distribution rights, and the relative percentages of EWC Ventures non-voting common units (“EWC Ventures Units”) by us and the other holders of EWC Ventures Units during the period.

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

The following table summarizes the ownership of EWC Ventures as of September 30, 2023:

	September 30, 2023
	Units Owned	Ownership Percentage
European Wax Center, Inc.	50,131,924	80.6%
Noncontrolling interest	12,060,849	19.4%
Total	62,192,773	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 and 39 weeks ended September 30, 2023 and September 24, 2022:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income attributable to European Wax Center, Inc.	$2,941	$3,522	$6,445	$6,375
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	794	3,916	15,133	6,862
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$3,735	$7,438	$21,578	$13,237

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 and 39 weeks ended September 30, 2023 and September 24, 2022:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
(in thousands, except for share and per share amounts)
Net income	$4,194	$5,287	$8,735	$11,344
Less: net income attributable to noncontrolling interests	1,208	1,773	2,601	4,735
Net income applicable to Class A common shareholders	$2,986	$3,514	$6,134	$6,609
Basic weighted average outstanding shares
Class A Common Stock	50,321,994	39,849,170	49,548,820	38,238,114
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.06	$0.09	$0.12	$0.17

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 and 39 weeks ended September 30, 2023 and September 24, 2022:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
(in thousands, except for share and per share amounts)
Net income	$4,194	$5,287	$8,735	$11,344
Less: net income attributable to noncontrolling interests	1,206	—	2,598	4,722
Net income applicable to Class A common shareholders	$2,988	$5,287	$6,137	$6,622
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	50,321,994	39,849,170	49,548,820	38,238,114
Effect of dilutive securities:
Class B Common Stock	—	22,892,289	—	—
RSUs	106,176	107,798	91,689	167,122
Options	—	—	—	21,732
Diluted weighted average outstanding shares - Class A Common Stock	50,428,170	62,849,257	49,640,509	38,426,968
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.06	$0.08	$0.12	$0.17

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

There were 12,306,072 shares of Class B common stock outstanding as of September 30, 2023 which were determined to be antidilutive and have therefore been excluded from the computation of diluted net income per share of Class A common stock for the 13 and 39 weeks ended September 30, 2023. There were 22,486,587 shares of class B common stock outstanding as of September 24, 2022, which were determined to be antidilutive and have therefore been excluded from the computation of diluted net income per share of Class A common stock for the 39 weeks ended September 24, 2022. In addition, 484,091 options were excluded from the computation of diluted net income per share of Class A common stock for the 13 and 39 weeks ended September 30, 2023 as they were determined to be antidilutive. There were 247,631 options and 9,261 RSUs excluded from the computation of diluted net income per share of Class A common stock for the 13 weeks ended September 24, 2022 as they were determined to be antidilutive.

12. Stockholders’ equity

Share Exchange Transactions

During the 13 and 39 weeks ended September 30, 2023 certain members of EWC Ventures after our initial public offering (the “EWC Ventures Post-IPO Members”) exercised their exchange rights and exchanged 57,974 and 5,839,883, respectively, EWC Ventures Units and the corresponding shares of Class B common stock for 57,974 and 5,839,883, respectively, newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 13 weeks ended September 30, 2023, the Company repurchased 325,892 shares of Class A common stock at an average price of $17.03 per share for $5,550 pursuant to the stock repurchase program authorized by the Board in November 2022. During the 39 weeks ended September 30, 2023, the Company repurchased 377,484 shares of Class A common stock at an average price of $16.87 per share for $6,369 pursuant to the stock repurchase program authorized by the Board in November 2022. There were no share repurchases during the 13 and 39 weeks ended September 24, 2022.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 22 million waxing services in 2022 and over 20 million waxing services in 2021 generating $899 million and $797 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 1,026 locations across 45 states as of September 30, 2023. Of these locations, 1,020 are franchised centers operated by franchisees and six are corporate-owned centers.

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

Under the stewardship of our CEO, David Willis, and the other management team members, we have prioritized building a culture of performance, success, and inclusivity. Additionally, we have intensified our focus on enhancing the guest experience and have invested significantly in our corporate infrastructure and marketing capabilities to continue our track record of sustainable growth. The foundation for our next chapter of growth is firmly in place.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands, except operating data and percentages)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Number of system-wide centers (at period end)	1,026	911	1,026	911
System-wide sales	$240,706	$235,162	$713,336	$673,193
Same-store sales	3.4%	4.7%	3.4%	11.7%
New center openings	23	18	82	58

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
System-wide Centers
Beginning of Period	1,003	893	944	853
Openings	23	18	84	58
Closures	—	—	(2)	—
End of Period	1,026	911	1,026	911

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 57.2% and 57.3% of our total revenue for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively, and 56.7% and 56.5% of our total revenue for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.0% and 23.8% of our total revenue for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively, and 24.2% and 24.2% of our total revenue for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.5% and 13.3% of our total revenue for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively, and 13.6% and 13.6% of our total revenue for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.3% and 5.6% of our total revenue for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively, and 5.5% and 5.7% of our total revenue for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of

10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Interest Expense, net: Interest expense, net consists of interest on our long-term debt, including amounts outstanding under our revolving financing facility, amortization of debt discount and deferred financing costs, gain and losses on debt extinguishment as well as interest income from short-term, highly-liquid investments.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	September 30, 2023	September 24, 2022	$ Change	% Change
Revenue:
Product sales	$31,890	$31,565	$325	1.0%
Royalty fees	13,345	13,086	259	2.0%
Marketing fees	7,551	7,339	212	2.9%
Other revenue	2,931	3,054	(123)	(4.0)%
Total revenue	55,717	55,044	673	1.2%
Operating expenses:
Cost of revenue	15,721	16,313	(592)	(3.6)%
Selling, general and administrative	14,372	13,662	710	5.2%
Advertising	8,099	8,398	(299)	(3.6)%
Depreciation and amortization	5,040	5,059	(19)	(0.4)%
Total operating expenses	43,232	43,432	(200)	(0.5)%
Income from operations	12,485	11,612	873	7.5%
Interest expense, net	6,471	6,804	(333)	(4.9)%
Other expense (income)	36	(516)	552	(107.0)%
Income before income taxes	5,978	5,324	654	12.3%
Income tax expense	1,784	37	1,747	4,721.6%
Net income	$4,194	$5,287	$(1,093)	(20.7)%
Less: net income attributable to noncontrolling interests	1,253	1,765	(512)	(29.0)%
Net income attributable to European Wax Center, Inc.	$2,941	$3,522	$(581)	(16.5)%

	For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	$ Change	% Change
Revenue:
Product sales	$93,457	$86,844	$6,613	7.6%
Royalty fees	39,843	37,240	2,603	7.0%
Marketing fees	22,368	20,964	1,404	6.7%
Other revenue	9,031	8,780	251	2.9%
Total revenue	164,699	153,828	10,871	7.1%
Operating expenses:
Cost of revenue	47,078	43,168	3,910	9.1%
Selling, general and administrative	45,769	44,364	1,405	3.2%
Advertising	24,592	23,003	1,589	6.9%
Depreciation and amortization	15,148	15,173	(25)	(0.2)%
Total operating expenses	132,587	125,708	6,879	5.5%
Income from operations	32,112	28,120	3,992	14.2%
Interest expense, net	20,095	16,391	3,704	22.6%
Other expense (income)	(756)	302	(1,058)	(350.3)%
Income before income taxes	12,773	11,427	1,346	11.8%
Income tax expense	4,038	83	3,955	4,765.1%
Net income	$8,735	$11,344	$(2,609)	(23.0)%
Less: net income attributable to noncontrolling interests	2,290	4,969	(2,679)	(53.9)%
Net income attributable to European Wax Center, Inc.	$6,445	$6,375	$70	1.1%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenue:
Product sales	57.2%	57.3%	56.7%	56.5%
Royalty fees	24.0%	23.8%	24.2%	24.2%
Marketing fees	13.5%	13.3%	13.6%	13.6%
Other revenue	5.3%	5.6%	5.5%	5.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	28.2%	29.6%	28.6%	28.1%
Selling, general and administrative	25.8%	24.8%	27.8%	28.8%
Advertising	14.5%	15.3%	14.9%	15.0%
Depreciation and amortization	9.1%	9.2%	9.2%	9.9%
Total operating expenses	77.6%	78.9%	80.5%	81.8%
Income from operations	22.4%	21.1%	19.5%	18.2%
Interest expense, net	11.6%	12.3%	12.2%	10.6%
Other expense (income)	0.1%	(0.9)%	(0.5)%	0.2%
Income before income taxes	10.7%	9.7%	7.8%	7.4%
Income tax expense	3.2%	0.1%	2.5%	0.1%
Net income	7.5%	9.6%	5.3%	7.3%
Less: net income attributable to noncontrolling interests	2.2%	3.2%	1.4%	3.2%
Net income attributable to European Wax Center, Inc.	5.3%	6.4%	3.9%	4.1%

Comparison of the Thirteen Weeks Ended September 30, 2023 and September 24, 2022

Revenue

Total revenue increased $0.7 million, or 1.2%, to $55.7 million during the 13 weeks ended September 30, 2023, compared to $55.0 million for the 13 weeks ended September 24, 2022. The increase in total revenue was largely due to 115 new center openings that became operational during the period from September 25, 2022 through September 30, 2023. While our wax pass guests continue to visit and spend at the same rates, our year-over-year growth rate in total revenue for the third quarter of fiscal year 2023 was lower relative to recent quarters. The lower year-over-year growth rate was primarily attributable to having less promotional days in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022. Additionally, we believe macroeconomic conditions contributed to a reduction in services sold to certain of our less frequent guest segments.

Product Sales

Product sales increased $0.3 million, or 1.0%, to $31.9 million during the 13 weeks ended September 30, 2023, compared to $31.6 million for the 13 weeks ended September 24, 2022. The increase in product sales was primarily due to new center openings that became operational during the period from September 25, 2022 to September 30, 2023. Our year-over-year growth rate in product sales for the third quarter of fiscal year 2023 was lower relative to recent quarters primarily due to having less promotional days in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022.

Royalty Fees

Royalty fees increased $0.3 million, or 2.0%, to $13.3 million during the 13 weeks ended September 30, 2023, compared to $13.0 million for the 13 weeks ended September 24, 2022. The increase in royalty fees during the 13 weeks ended September 30, 2023 was the result of the increase in system-wide sales driven by new center openings that became operational during the period from September 25, 2022 to September 30, 2023. Our year-over-year growth rate in royalty fees for the third quarter of fiscal year 2023 was lower relative to recent quarters largely due to having less promotional days in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022.

Marketing Fees

Marketing fees increased $0.2 million, or 2.9%, to $7.5 million during the 13 weeks ended September 30, 2023, compared to $7.3 million for the 13 weeks ended September 24, 2022. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings that became operational during the period from September 25, 2022 to September 30, 2023.Our year-over-year growth rate in marketing fees for the third quarter of fiscal year 2023 was lower relative to recent quarters largely due to having less promotional days in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022.

Other Revenue

Other revenue decreased $0.1 million, or 4.0%, to $2.9 million during the 13 weeks ended September 30, 2023, compared to $3.1 million for the 13 weeks ended September 24, 2022.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $0.6 million, or 3.6%, to $15.7 million during the 13 weeks ended September 30, 2023, compared to $16.3 million for the 13 weeks ended September 24, 2022. The decrease in cost of revenue was primarily due to having less promotional days in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022, which impacted our product sales.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.7 million, or 5.2%, to $14.4 million during the 13 weeks ended September 30, 2023, compared to $13.7 million for the 13 weeks ended September 24, 2022. The increase in selling, general and administrative expenses was primarily due to an increase in corporate marketing expenses during the third quarter of fiscal year 2023.

Advertising

Advertising expenses decreased $0.3 million, or 3.6%, to $8.1 million during the 13 weeks ended September 30, 2023, compared to $8.4 million for the 13 weeks ended September 24, 2022. The decrease in advertising expense was primarily attributable to the timing of expenses associated with marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended September 30, 2023 was largely consistent with the 13 weeks ended September 24, 2022, decreasing $19 thousand, or 0.4%, to $5.0 million for the 13 weeks ended September 30, 2023.

Interest Expense, net

Interest expense, net decreased $0.3 million, or 4.9%, to $6.5 million during the 13 weeks ended September 30, 2023, compared to $6.8 million for the 13 weeks ended September 24, 2022. The decrease was primarily due to an increase in interest income from the Company’s short-term investments during the 13 weeks ended September 30, 2023.

Income Tax Expense

We recorded $1.8 million and $37 thousand in income tax expense for the 13 weeks ended September 30, 2023 and September 24, 2022, respectively. Income tax expense recognized in the 13 weeks ended September 30, 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 13 weeks ended September 24, 2022 differs from the federal statutory income tax rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

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

Comparison of the Thirty-Nine Weeks Ended September 30, 2023 and September 24, 2022

Revenue

Total revenue increased $10.9 million, or 7.1%, to $164.7 million during the 39 weeks ended September 30, 2023, compared to $153.8 million for the 39 weeks ended September 24, 2022. The increase in total revenue was largely due to 115 new center openings that became operational during the period from September 25, 2022 through September 30, 2023 as well as an additional offering of medical products to our centers for use in administering wax services.

Product Sales

Product sales increased $6.6 million, or 7.6%, to $93.4 million during the 39 weeks ended September 30, 2023, compared to $86.8 million for the 39 weeks ended September 24, 2022. The increase in product sales was primarily due to new center openings that became operational during the period from September 25, 2022 to September 30, 2023. In addition, product sales increased due to an additional offering of medical products to our centers for use in administering wax services that began in April 2022.

Royalty Fees

Royalty fees increased $2.6 million, or 7.0%, to $39.8 million during the 39 weeks ended September 30, 2023, compared to $37.2 million for the 39 weeks ended September 24, 2022. The increase in royalty fees during the 39 weeks ended September 30, 2023 was the result of the increase in system-wide sales driven by new center openings that became operational during the period from June 26, 2022 to September 30, 2023.

Marketing Fees

Marketing fees increased $1.4 million, or 6.7%, to $22.4 million during the 39 weeks ended September 30, 2023, compared to $21.0 million for the 39 weeks ended September 24, 2022. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings that became operational during the period from September 25, 2022 to September 30, 2023.

Other Revenue

Other revenue increased $0.2 million, or 2.9%, to $9.0 million during the 39 weeks ended September 30, 2023, compared to $8.8 million for the 39 weeks ended September 24, 2022. The increase in other revenue during the 39 weeks ended September 30, 2023 was primarily due to an increase in technology fees driven by new center openings and an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $3.9 million, or 9.1%, to $47.1 million during the 39 weeks ended September 30, 2023, compared to $43.2 million for the 39 weeks ended September 24, 2022. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by new center openings that became operational during the period from September 25, 2022 to September 30, 2023. In addition, cost of revenue increased due to an additional offering of medical products to our centers for use in administering wax services that began in April 2022.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.4 million, or 3.2%, to $45.8 million during the 39 weeks ended September 30, 2023, compared to $44.4 million for the 39 weeks ended September 24, 2022. The increase in selling, general and administrative expenses was primarily due to increases in payroll and benefits, which was partially offset by a decrease in professional fee expenses. The increase in payroll and benefits expense was largely due to additional expense incurred during the 13 weeks ended April 1, 2023 resulting from the modification of certain equity awards during the period as well as an increase in corporate employee headcount during the current year period. The decrease in professional fees was largely attributable to costs related to our securitization and secondary public offering transactions, which were completed during the 13 weeks ended June 25, 2022.

Advertising

Advertising expenses increased $1.6 million, or 6.9%, to $24.6 million during the 39 weeks ended September 30, 2023, compared to $23.0 million for the 39 weeks ended September 24, 2022. The increase in advertising expense was attributable to the increase in marketing fee revenues.

Depreciation and Amortization

Depreciation and amortization for the 39 weeks ended September 30, 2023 was largely consistent with the 39 weeks ended September 24, 2022, decreasing $25 thousand, or 0.2%, to $15.1 million for the 39 weeks ended September 30, 2023.

Interest Expense, net

Interest expense, net increased $3.7 million, or 22.6%, to $20.1 million during the 39 weeks ended September 30, 2023, compared to $16.4 million for the 39 weeks ended September 24, 2022. The increase in interest expense was attributable to the effect of higher average principal balances and interest rates on outstanding debt during the 39 weeks ended September 30, 2023. This increase was partially offset by a $2.0 million loss on debt extinguishment recognized during the 39 weeks ended September 24, 2022 resulting from the repayment of our previous term loan in connection with the securitization transaction completed during that period.

Income Tax Expense

We recorded $4.0 million and $83 thousand in income tax expense for the 39 weeks ended September 30, 2023 and September 24, 2022, respectively. Income tax expense recognized in the first 39 weeks of 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the first 39 weeks of 2022 differs from the federal statutory income tax rate primarily as a result of the full valuation allowance against its net federal and state deferred taxes during that period. The valuation allowance was fully released as of December 31, 2022.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
(in thousands)
Net income	$4,194	$5,287	$8,735	$11,344
Interest expense, net	6,471	6,804	20,095	16,391
Income tax expense	1,784	37	4,038	83
Depreciation and amortization	5,040	5,059	15,148	15,173
EBITDA	$17,489	$17,187	$48,016	$42,991
Share-based compensation(1)	1,732	2,117	9,489	7,452
Remeasurement of tax receivable agreement liability (2)	36	(516)	(756)	302
Transaction costs (3)	—	—	—	1,406
Other (4)	—	(157)	—	260
Adjusted EBITDA	$19,257	$18,631	$56,749	$52,411

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

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $64.0 million as of September 30, 2023.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through September 30, 2023 are currently expected to be $208.7 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 39 weeks ended September 30, 2023 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of September 30, 2023. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirty-Nine Weeks Ended
	September 30, 2023	September 24, 2022
Net cash provided by (used in):
Operating activities	$38,856	$27,949
Investing activities	(774)	(143)
Financing activities	(18,373)	(22,957)
Net increase (decrease) in cash	$19,709	$4,849

Operating Activities

During the 39 weeks ended September 30, 2023 and September 24, 2022, net cash provided by operating activities was $38.9 million and $27.9 million, respectively, an increase of $10.9 million. This increase was largely attributable to an improvement in cash flows generated by our operations as well as a lower working capital increase in the current year compared to the prior year. However, the increase in cash flows from operations was partially offset by an increase in cash interest paid due to higher average principal balances and interest rates on outstanding debt in the first 39 weeks of 2023 compared to the first 39 weeks of 2022.

The increase in working capital in 2023 was primarily attributable to an increase of $1.3 million in prepaid expenses and other assets and a decrease of $1.2 million in accounts payable and accrued liabilities. These working capital increases were partially offset by a $1.3 million decrease in inventory. The increase in prepaid expenses and other assets was largely driven by the timing of vendor payments. The decrease in accounts payable and accrued liabilities was largely driven by decreases in accrued compensation and accrued professional fees. The decrease in inventory was largely due to the timing of inventory receipts from our vendors.

Investing Activities

During the 39 weeks ended September 30, 2023 and September 24, 2022, we used $0.8 million and $0.1 million of cash for capital expenditures, respectively.

Financing Activities

Cash used in financing activities was $18.4 million and $23.0 million during the 39 weeks ended September 30, 2023 and September 24, 2022, respectively. Financing activities during the first 39 weeks of 2023 consisted of the following payments:

•
$3.2 million in payments made pursuant to the TRA
•
$2.8 million in dividend equivalents paid
•
$3.0 million repayment on the Class A-2 Notes
•
$2.5 million in tax distribution payments to EWC Ventures members
•
$6.4 million used to repurchase 377,484 shares of Class A common stock and
•
$0.5 million in taxes on vested RSUs paid by withholding shares.

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
$205.1 million for dividends and dividend equivalents paid to holders of shares of Class A common stock and EWC Ventures Units
o
$181.0 million to fully repay our previous term loan and the first principal payment on the Class A-2 Notes
o
$12.4 million in deferred financing costs related to the Class A-2 Notes and Variable Funding Notes
o
$7.3 million in tax distributions to EWC Ventures members
o
$0.9 million in costs related to the secondary offering of our Class A common stock in November 2021
o
$0.5 million in taxes on vested RSUs paid by withholding shares and
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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of September 30, 2023 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Based on that evaluation, our CEO and CFO concluded that as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risk factors set forth in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the third quarter of fiscal year 2023.

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2, 2023 — July 29, 2023	—	$—	—	$29,101,103
July 30, 2023 — August 26, 2023	—	—	—	29,101,103
August 27, 2023 — September 30, 2023	325,892	17.03	325,892	23,551,181
Total	325,892	$17.03	325,892	$23,551,181

In the third quarter of fiscal year 2023, 325,892 shares of Class A common stock were repurchased pursuant to the $40.0 million share repurchase plan authorized by our board of directors on November 2, 2022. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the third quarter of fiscal year 2023, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

* Filed herewith.

** European Wax Center, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States

Code 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002, of David L. Willis, our Chief Executive Officer and Stacie Shirley, our Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

European Wax Center, Inc.

Date: November 8, 2023	By:	/s/ DAVID L. WILLIS
David L. Willis
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ STACIE SHIRLEY
Stacie Shirley
Chief Financial Officer
(Principal Financial Officer)