Form 10-K
period 2024-01-06
European Wax Center, Inc.
filed 2024-03-06
CIK 1856236

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 6, 2024

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

The aggregate market value of the Registrant's Class A common stock held by non-affiliates, based on the closing price of the shares of Class A common stock as reported on The Nasdaq Stock Market LLC on the last business day of the registrant's most recently completed second fiscal quarter (July 1, 2023) was $691.1 million.

As of March 01, 2024, the registrant had 48,548,902 and 12,222,644 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 4, 2024 are incorporated by reference into Part II and Part III of this Form 10-K.

i

PART I

Item 1. Business.

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 20 million waxing services in 2021, over 22 million waxing services in 2022 and over 23 million waxing services in 2023 generating $797 million, $899 million and $955 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 1,044 locations across 45 states as of January 6, 2024. Of these locations, 1,038 are franchised centers operated by franchisees and six are corporate-owned centers.

The European Wax Center brand is trusted, efficacious and accessible. Our culture is obsessed with our guest experience and we deliver a superior guest experience relative to smaller chains and independent salons. We offer guests high-quality, hygienic waxing services administered by our licensed, EWC-trained estheticians (our “wax specialists”), at our accessible and welcoming locations (our “centers”). Our technology-enabled guest interface simplifies and streamlines the guest experience with automated appointment scheduling and remote check-in capabilities, ensuring guest visits are convenient, hassle-free, and consistent across our network of centers. Our well-known, pre-paid Wax Pass program makes payment easy and convenient, fostering loyalty and return visits. Our loyal guests view us as a non-discretionary part of their personal-care and beauty regimens, providing us with a highly predictable and growing recurring revenue model.

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow generation, and resilience through economic cycles. Our centers are 99% owned and operated by our franchisees who benefit from superior unit-level economics, with mature centers generating annual cash-on-cash returns in excess of 50%.

In partnership with our franchisees, we fiercely protect our points of differentiation that attract new guests, build meaningful relationships and promote lasting retention. We are so confident in our ability to delight that we have always offered all of our guests their first wax free.

Our Recent Financial Performance

Performance during 2021

As conditions resulting from the COVID-19 pandemic continued to improve, our platform delivered growth in revenue and profitability, as well as an increase in new centers during fiscal year 2021. As of December 25, 2021 all of our centers had reopened. Highlights from fiscal year 2021 include:

•
Center count increased from 796 as of December 26, 2020 to 853 as of December 25, 2021;
•
System-wide sales increased from $469 million in fiscal year 2020 to $797 million in fiscal year 2021;
•
The Company’s total revenue increased from $103 million for the year ended December 26, 2020 to $179 million for the year ended December 25, 2021;
•
Consolidated net income improved from a net loss of $21 million in fiscal year 2020 to net income of $4 million in fiscal year 2021; and
•
Adjusted EBITDA increased from $20 million for the year ended December 26, 2020 to $64 million for the year ended December 25, 2021.

Performance during 2022

In fiscal year 2022, our platform once again delivered growth in revenue, profitability and new centers, underscoring the consistency of our business model and our high engagement with our guests and franchise partners. Highlights from fiscal year 2022 include:

•
Center count increased from 853 as of December 25, 2021 to 944 as of December 31, 2022;
•
System-wide sales increased from $797 million in fiscal year 2021 to $899 million in fiscal year 2022;
•
The Company’s total revenue increased from $179 million for the year ended December 25, 2021 to $207 million for the year ended December 31, 2022;
•
Consolidated net income improved from $4.0 million in fiscal year 2021 to net income of $13.6 million in fiscal year 2022; and
•
Adjusted EBITDA increased from $64 million for the year ended December 25, 2021 to $72 million for the year ended December 31, 2022.

Performance during 2023

Fiscal year 2023 marked another period of growth in revenue and new centers as well as consistent profitability, once again demonstrating the strength and consistency of our business model. Highlights from fiscal year 2023 include:

•
Center count increased from 944 as of December 31, 2022 to 1,044 as of January 6, 2024;
•
System-wide sales increased from $899 million in fiscal year 2022 to $955 million in fiscal year 2023;
•
The Company’s total revenue increased from $207 million for the year ended December 31, 2022 to $221 million for the year ended January 6, 2024;
•
Consolidated net income declined from $14 million in fiscal year 2022 to net income of $12 million in fiscal year 2023; and
•
Adjusted EBITDA increased from $72 million for the year ended December 31, 2022 to $76 million for the year ended January 6, 2024.

Our Growing Market Opportunity

Hair removal is an integral and recurring part of the personal-care and beauty regimens for most women and many men in the United States, and hair removal solutions are consistently in demand, given the recurring nature of hair growth.

Based on past research, we believe that our total addressable domestic market is over $18 billion and includes approximately 69 million U.S. adults who are currently waxing or are interested in waxing. The OOH waxing market, in which European Wax Center competes, is the fastest growing hair removal alternative and grew at an estimated compound annual growth rate ("CAGR") of 8% between 2015 and 2019, compared to an estimated CAGR of 3% over the same time period for the total hair removal market.

Although European Wax Center currently represents only 5% of our addressable market, we estimate we are approximately six times larger than our closest waxing-focused competitor within OOH waxing by center count and approximately 11 times larger by system-wide sales. Our market remains highly fragmented, with more than 10,000 independent waxing-focused operators that lack scale and almost 100,000 beauty salons that only provide waxing as a small part of their broader service offering. For many beauty salons and other similar operators, waxing is not their core competency, with services frequently provided in “backrooms” and without significant investment in the overall experience. This fragmentation results in a marketplace characterized by inconsistent quality, lack of technological accessibility and scheduling, and one-time transactional services that fail to instill customer trust and engagement. European Wax Center’s almost exclusive focus on waxing services and unmatched scale allows us to capitalize on this opportunity.

Our Differentiated Brand Experience

We believe our approach to OOH waxing has revolutionized the category. Our brand experience is differentiated because we are:

•
Experts in Wax: Our service model is focused almost exclusively on wax-based hair removal. We obsess over every element of the waxing services we deliver for our guests:
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
•
Expert Training of our Licensed Wax Specialists: Our franchisees employ nearly 9,000 licensed, highly-trained and knowledgeable wax specialists committed to delivering an exceptional guest experience. In addition to being licensed, every EWC wax specialist must successfully complete our proprietary training program to ensure consistency and quality of service for every guest. Our wax-focused education modules provide time-intensive training that substantially builds upon cosmetology licensing programs. We view our training as a key competitive differentiator enabling guests to receive a consistent service delivery regardless of the wax specialist with whom they are scheduled. Through the delivery of personalized services and education about the benefits of regular waxing, our wax specialists help strengthen guest loyalty to our brand.
•
Expert Hygiene and Safety Standards: We adhere to the highest safety and hygiene standards in the industry. Wax Specialists utilize disposable gloves to administer services and we strictly adhere to single use wax applicator protocols (we never double dip the applicator blades in wax pots). Our wax suites are sanitized and disinfected after each guest visit. In addition, our centers are equipped with multiple sanitary stations and our mobile app facilitates a contactless experience with self-check-in.

•
Champions of Confidence and Guest Experience: According to consumer surveys, our guests feel better and more confident after a service visit at one of our centers. We have focused on enhancing the guest experience across all touchpoints within our brand:
•
Champions of Accessibility: Our growing network of 1,044 centers across 45 states enables convenience and accessibility for our customers. Whether our guests move across town or across the country, our brand can serve their ongoing waxing needs with more access points than any other provider of OOH waxing services in the United States. Our Wax Pass program is portable across our network and guests often redeem services through a Wax Pass across multiple European Wax Center locations. Our mobile app technology further enhances accessibility by enabling guests to easily book appointments on-line at a time and location most convenient to them.
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
•
Champions of Guest Retention and Repeat Visits: We encourage guests to schedule future visits on a regular basis and reward them for their use of our pre-paid Wax Pass program. Wax Pass holders and routine guests, who we consider to be our core guests, visit us more frequently, have meaningfully higher retention rates and represent our most valuable guests. Additionally, we expect to further amplify our guest experience and drive retention with our EWC Rewards loyalty program.

Our Competitive Strengths

We attribute our success to the following strengths that we believe provide us with a competitive advantage in our industry:

Trusted National Brand that Inspires Confidence

We believe revealing beautiful skin is the first step to revealing one’s best self, and our brand stands for delivering unapologetic confidence to our guests. Waxing is an intimate experience, and our guests seek a dependable, safe, and clean setting with a professional wax specialist they trust. Our unmatched scale provides us with a nationwide footprint to serve our loyal guest base wherever they may be. Our commitment to delivering best-in-class service is reinforced by our marketing efforts driving national brand awareness and consideration. We are so confident in our ability to delight that we have always offered all our guests their first wax free.

Committed Franchisees Achieving Attractive and Predictable Unit-Level Economics

Our simple, yet difficult to replicate, operating model translates into an attractive return on our franchisees’ invested capital. Our high-quality franchisee base consists of 201 franchisees as of January 6, 2024, with 133 franchisees operating multiple European Wax Center locations. Our current franchisees represent over 98% of new center openings over the last three years, demonstrating their continued interest to grow our brand based on four-wall economics and return on investment. Our centers require a modest upfront investment cost, then achieve profitability and generate superior unit-level economics.

We generate revenue from our franchisees through the sale of branded products as well as the payment of ongoing fees, including royalty and marketing fund contributions, which are determined by the service sales of each center. For the year ended January 6, 2024, we received revenue from our franchisees as follows: $125.3 million, or 58%, of our revenue came from product sales, $53.4 million, or 25%, of our revenue through franchisee royalty payments, $30.0 million, or 14%, of our revenue through marketing fund contributions, and $5.7 million, or 3%, of our revenue came from other sources. Our remaining revenue for the year ended January 6, 2024 was generated from corporate-owned centers.

Our centers experience a highly predictable maturation curve that is largely consistent across cohorts and geographies, providing our franchisees with a high degree of confidence in realizing attractive returns. We believe our value proposition has created a franchisee base that is committed to growing with our brand, with 93% of new centers opened in 2021, 99% of new centers opened in 2022, and 100% of new centers opened in 2023 coming from existing franchisees.

Recurring Nature of Services Combined with Scaled Footprint and Consistent Demand Drives Revenue Predictability

Hair removal is an integral part of the personal-care and beauty regimens for many people in the United States. Given the recurring nature of hair growth, hair removal solutions are regularly in demand and our guests trust European Wax Center to meet their routine hair removal needs. Our national scale and almost exclusive focus on wax-based hair removal enables us to provide a highly consistent waxing experience across each of our centers. The reliability of our guest experience ensures consistent demand for our services that is a significant driver of unit-level economics for our franchisees which in turn drives revenue predictability for European Wax Center. We further facilitate repeat visits through the use of our pre-paid Wax Pass program, which we believe promotes meaningfully higher guest retention rates. We believe our guests and franchisees are better connected with one another as a result of our scale advantages and we are only in the early innings of truly unlocking the potential of our unique platform.

Asset-Light Franchise Platform with Resilient Free Cash Flow Generation

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow, and resilience through economic cycles. Due to the impacts of COVID-19, including the temporary closure of all of our centers, our network experienced the first year of negative same-store sales growth in 2020. However, positive same-store sales growth, calculated against both 2020 and 2019, resumed in 2021. In addition, given our low capital expenditures and working capital needs, we are able to drive strong free cash flow generation throughout economic cycles. In 2020, for example, through disciplined cost management, our business remained profitable on an EBITDA basis and sustained strong EBITDA margins despite the decline in system-wide sales driven by the COVID-19 pandemic. Our ability to drive robust financial performance through 2020 is a testament to the resilience of our platform, which enables us to invest in technology and digital enablement, training programs, and marketing initiatives. This is a key differentiator of our scaled platform relative to independent operators in our market, and a significant reason why we believe we are the franchisor of choice in OOH waxing.

Experienced and Passionate Management Team Investing in the Next Phase of Our Growth

We are led by a best-in-class management team and our culture of performance, success and inclusivity is established by our chief executive officer, David Willis, who previously served as our chief operating officer. Since joining us in 2016, Mr. Willis has led the acceleration of our center growth, the maturation of our franchisee network and our heightened cultural obsession with guest satisfaction.

The other members of our leadership team have been assembled at European Wax Center from senior positions at leading retail and franchising organizations including Bloomin' Brands, Verizon, GNC Holdings and American Eagle Outfitters. Our team has encouraged investment in systems and corporate infrastructure to support the anticipated continued growth of our network.

Our Growth Strategies

We intend to deliver sustainable growth in revenue and profitability by executing on the following strategies:

Grow Our National Footprint Across New and Existing Markets

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. Our center count grew 11%, 11% and 7% during fiscal years 2023, 2022 and 2021, respectively, and has grown every year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly trained wax specialists that our brand has been known for since our initial opening.

We believe that none of our existing markets are fully penetrated and a significant portion of our whitespace opportunity is in markets where we already have a presence today, which provides us with a high degree of confidence for the likely receptivity and success of new openings.

Our new centers require a modest upfront investment and follow a highly predictable maturation curve, providing us and our franchisees with a high degree of visibility into the embedded earnings potential of newly opened centers. Historically, our centers reach maturity after five years, and as of January 6, 2024, 63% of our centers were mature.

Continue to Grow Our Brand Awareness and Accelerate Our Guest Acquisition

We believe that we can increase our share of the OOH waxing market and that the OOH market will continue to take share from alternative hair removal solutions. Although our brand is nationally recognized and trusted, there are still significant opportunities to further drive brand awareness to attract new guests while increasing engagement of existing guests through increased visit frequency and spend.

To drive brand awareness and acquire new guests, we employ several strategies, including:

•
Performance marketing: We deploy data-driven marketing dollars across several digital media channels with an attractive return on advertising spend as we seek to drive reservations at our centers;
•
Brand marketing: We activate public relations, events, social media, and partnerships to educate our target consumer in exciting, innovative, and measurable ways;
•
Digital experience: We continually analyze and evolve the guest experience on our web site and in our mobile application to educate consumers, create frictionless reservation booking processes and expand our capabilities; and
•
Local marketing: We partner with our franchisees on grassroots marketing in their communities and local media investments.

Employ Strategies to Continue Driving System-Wide Sales Growth

We are continuously employing strategies to increase guest visit frequency and drive higher guest spend with the aim of sustaining our system-wide sales growth, including:

•
Increase Wax Pass Adoption Rates: Our Wax Pass program provides guests with preferential pricing through either pre-paid or unlimited wax passes and provides us with a recurring and predictable revenue stream. We continue to expand and refine the program to drive increased adoption from non-member guests and we have grown the share of transactions conducted using Wax Passes to approximately 60% in 2023. Wax Pass is now available to purchase, fully paid and for use at a single center, on our web site. We use our robust e-mail marketing program to educate new guests about Wax Pass from the beginning of their journey with us to improve conversion to the program and to ensure retention of Wax Pass guests.
•
Expand our Share of our Guests’ Personal-Care Expenditures: The trusted relationships between guests and wax specialists results in an authentic channel through which we can increase our share of our guests’ spend on personal-care. Over time, we believe the relationship between guest and wax specialist provides us a strong foundation to broaden our offerings across the personal-care category.
•
Drive Greater Guest Engagement Using Data Analytics: We are continuously developing new use cases from our guest database. As our data capabilities mature, we believe we will learn more about our guests’ preferences and behaviors, unlocking more high-quality, measurable interaction opportunities. We are in the process of expanding our advanced data analysis capabilities to improve guest visit frequency and loyalty by deploying timely and hyper-personalized communications as well as relevant and proactive reminders to our guests, whether they are new, lapsing, at-risk, or high-value. These deployments span channels including email, SMS, app, and direct mail. Our data also inform promotions and guest experiences.

Expand Our Profit Margins and Generate Robust Free Cash Flow

We have invested in building our scalable support infrastructure, and we currently have the capabilities and systems in place to drive revenue growth and profitability across our existing and planned franchise centers. Given our unmatched scale within the OOH waxing market, we can procure the highest quality products and supplies used to administer our services at lower prices than smaller independent providers of the same services. We expect to generate operating leverage given our relatively fixed corporate cost structure, and we expect that incremental leverage, combined with our low capital expenditure and working capital needs, will allow us to generate improved operating margins and robust free cash flow.

Our Guests

Approximately 95% of our guests are women, with our brand appealing to female guests across age groups, ethnicities and income brackets. At every touchpoint, we embody our mission by concentrating key media communications on the reasons for which consumers should wax, and why they should wax with us. We believe there is an attractive growth opportunity to increase our share of male guests by tailoring web site content to this audience and evaluating off-platform marketing opportunities.

Our Centers

We have a leading portfolio of centers operating in 1,044 locations across 45 states as of January 6, 2024. Of these locations, 1,038 are franchised centers operated by franchisees and six are corporate-owned centers.

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

Retail Products

Our centers sell a comprehensive assortment of proprietary EWC-branded retail products that allow guests to maintain healthy post-wax skin between visits. These products are specifically tailored to enhance the services we provide. Our products are dermatologist-tested and are formulated without parabens, mineral oil, phthalates, hydroquinone, triclosan, formaldehyde and gluten. We exclusively distribute these retail products to our franchisees for sale in-center and sell them direct-to-consumer through our e-commerce channels. We have approximately 36 full-sized SKUs in our branded product portfolio.

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

Marketing Support

Based on our deep guest understanding and longevity in the OOH waxing market, the guest data that we own, and the partners we have selected, we believe we have developed a highly effective marketing strategy that is designed to promote awareness and consideration of our brand by new guests and encourage retention by existing guests. Through additional testing, we are optimizing our creative ads and channel presence to become increasingly efficient in driving incremental reservations.

We employ a variety of marketing tactics to build awareness of, and create demand for, our brand, and the services and products we offer. We have implemented sophisticated data-driven marketing practices in support of this framework and we deploy the dedicated marketing funds contributed by our franchisees across our portfolio of marketing initiatives. In 2021, we collected and spent approximately $25 million for marketing through our centralized marketing fund, of which 44% was deployed through digital channels. In 2022, we collected and spent approximately $28 million for marketing through our centralized marketing fund, of which 57% was deployed through digital channels. In 2023, we spent approximately $34 million for marketing through our centralized marketing fund, of which 61% was deployed through digital channels.

In addition to our corporate marketing strategy, many franchisees choose to make additional investments in local marketing. We provide strategic recommendations, as well as support to ensure that their marketing both aligns with our national brand and allows them to make decisions that are most appropriate for their local market needs.

Our Franchise Platform

Franchising Strategy

Our asset-light franchise platform delivers capital-efficient growth and our footprint expansion is supported by robust unit-level economics. Our simple, yet difficult to replicate, operating model and the recurring nature of our services translates into an attractive return on invested capital for our franchisees. Our centers require a modest upfront investment cost and follow a highly predictable maturation curve.

We have shifted our mix to include more multi-unit developers to build a strong funnel of licenses and currently work with both large and small developers from within our franchisee network to ensure a consistent and efficient growth as we continue to scale.

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
•
Hygiene protocols: our health and safety standards were industry-leading even before the COVID-19 pandemic and we continue to adhere to the highest safety and hygiene standards in the industry.

Ongoing support:

•
Marketing and consumer insights: our centralized marketing strategy, primarily funded by contributions from our franchisees based on a percentage of gross sales, net of retail product sales, as defined in the franchise agreement, allows us to leverage our scale in media buying and utilize our proprietary guest insights to maximize brand awareness and consideration.
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
•
Performance management: our team of Franchise Business Consultants works closely with our franchisees across regional territories with ongoing managerial support including: ongoing business reviews, per-center brand health and voice-of-customer measurement and additional one-on-one support as needed.

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

Franchise Unit-Level Economics

A European Wax Center location typically reaches maturity in year five of operations, at which point a center generates on average $1.0 million in average unit volume and annual cash-on-cash returns in excess of 50%. A typical franchisee initially invests approximately $397,000 to $555,000 when opening a new center with ongoing fees that are determined by the service sales of each center. These ongoing fees include royalty and marketing fund contributions, which are 6% and 3% of service sales, respectively. Our centers follow a highly predictable maturation curve once open, with an average unit volume of $0.7 million and double-digit EBITDA margins already in year two of operations.

Competition

The OOH waxing industry is highly fragmented with more than 10,000 independent waxing operators and almost 100,000 beauty salons that provide waxing as a small part of their broader service offerings. Within OOH waxing, we compete with independent waxing operators, beauty salons, beauty parlors, health clubs, spas, beauty supply stores and other independently owned companies. We believe that we compete favorably on the basis of a number of factors, including the quality of our services, the trustworthiness of our brand, our best-in-class hygiene standards, convenience, accessibility, guest experience and the depth of our experience as experts in OOH hair removal.

We also compete with other types of hair removal alternatives, including laser hair removal, sugaring, threading, as well as in-home solutions, such as shaving, chemical-based creams, epilators, at-home laser hair removal and at-home waxing. OOH laser hair removal is a semi-permanent solution that is more expensive than OOH waxing. However, guest research informed our decision to pilot laser hair removal in select centers. We view this service as an opportunity to attract more guests to the brand with the potential to increase our share of wallet from current guests. Sugaring and threading are both less effective options than OOH waxing and have not been widely adopted among consumers. At-home shaving lasts for a significantly shorter time than waxing, and other at-home solutions are frequently viewed as less effective, messier, more painful and more time-consuming than OOH services administered by highly-trained specialists.

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

Our products are manufactured by market leaders, and we partner with two overseas suppliers with multiple facilities in Spain and France to source our wax and one supplier to source our branded retail products. We have contracts in place with both of our wax suppliers and our retail product manufacturer. Our manufacturing partners arrange for delivery of products either to one of the three third-party distribution centers that supply our centers or directly to our franchised and corporate-owned centers. In addition, we partner with one supplier to provide medical products to our centers for use in administering wax services.

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

Information & Technology Systems

We utilize our information technology infrastructure to facilitate data-driven management decisions. Across our franchise system, we use a fully integrated platform that helps franchisees with reporting, marketing, operations, guest service and center management. Our technology platform gives management and franchisees access to key reporting metrics across our network, providing comprehensive insight into system health.

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

Human Capital

As of January 6, 2024, we employed approximately 120 full-time employees, including approximately six full-time employees at corporate-owned centers. We also employ approximately 84 part-time associates, primarily in our corporate-owned centers. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We provide employees the opportunity to grow and to be rewarded based on results.

To ensure the health and safety of our and our franchisees’ employees we have refined our in-center atmosphere to allow for contactless check-in and elevated our hygiene standards at all centers. We sanitize all wax suites with disinfectant wipes after each guest’s visit and require our franchisees to carry an inventory of gloves and other personal protective equipment.

Our franchises are independently owned and operated businesses. As such, employees of our franchisees are not employees of European Wax Center, Inc. or EWC Ventures.

Intellectual Property

Our trademarks are important to our marketing efforts and conduct of business. We own or have the rights to use certain trademarks, service marks and trade names that are registered or for which registration applications are pending with the U.S. Patent and Trademark Office or exist under common law in the United States. Trademarks that are important in identifying and distinguishing our products and services include, but are not limited to EUROPEAN WAX CENTER®, EWC®, WAX PASS® and COMFORT WAX®. We also own domain names, including our primary domain “www.waxcenter.com.”

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
•
We and our franchisees are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology could impair our ability to efficiently operate our business and damage our reputation.
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
•
We are subject to a number of risks related to ACH, credit card, debit card, and digital payment options we accept.
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

•
Changes in labor costs, other operating costs, such as commodity costs, interest rates and inflation have adversely affected and may continue to adversely affect our and our franchisees' results of operations.
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

Risks Relating to Our Organization and Structure

•
We are a holding company and our principal asset is our 79.8% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement (the "TRA") and cover other expenses, including our corporate and other overhead expenses.
•
Our organizational structure, including the TRA, confers certain benefits upon the EWC Ventures Pre-IPO Members that do not benefit holders of our Class A common stock (other than the EWC Ventures Pre-IPO Members) to the same extent that it benefits the EWC Ventures Pre-IPO Members.
•
The General Atlantic equity holders, whose interests in our business may be different than yours, hold a significant percentage of the combined voting power of our common stock and certain statutory provisions afforded to stockholders that are not applicable to us.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests. For example, we maintain Facebook, X, Instagram, Pinterest, YouTube, LinkedIn and TikTok accounts. In addition, we have agreements with a variety of industry influencers, and we feature industry influencers in our advertising and marketing efforts and may include them in some of our branding and we may be unable to fully control such influencers’ efforts. Further, many industry influencers use our products and feature our products through their own platforms. Actions taken by these individuals could harm our brand image, net revenues, profitability and may subject us to fines or other penalties. The availability of these platforms may make it easier for smaller competitors to compete with us. These efforts may not be successful, and pose a variety of other risks, including the improper disclosure of proprietary information, the posting of negative comments about us, respectively, exposure of personally identifiable information, fraud or use of out of date information, hoaxes, or malicious dissemination of false information. The inappropriate use of social media vehicles by franchisees, guests, spokespeople, or employees could increase costs incurred by us, lead to litigation or result in negative publicity that could damage our reputation. In addition, laws, regulations and enforcement actions, including by the U.S. Federal Trade Commission (“FTC”), rapidly evolve to govern social media platforms and communications. The failure by us, our personnel, our Franchisees, its spokespeople and brand ambassadors or third parties acting at its direction to abide by applicable laws and regulations in the use of social media could adversely impact our brand, reputation, financial condition and results of operations or subject us to fines or other penalties. The occurrence of any such developments could have an adverse effect on business results.

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

Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide centers. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. These changes may need to be implemented quickly. Our inability to implement and maintain such systems and controls, including to accurately report our data, could harm consumer confidence in our reporting and adversely affect our business. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ centers is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2023, our franchisees opened 107 centers, compared to 93 centers in 2022 and 61 centers in 2021. Our failure to successfully execute on our planned expansion of centers could materially and adversely affect our results of operations and financial condition.

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

We and our franchisees are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology could impair our ability to efficiently operate our business and damage our reputation.

We and our franchised centers are dependent upon our computer systems and other information technology to properly conduct our business, including, but not limited to, point-of-sale processing in our centers, management of our supply chain, collection of cash, payment of obligations, collecting, maintaining and handling of guest information, billing information and other personally identifiable information and various other processes and procedures. To process payments by our guests, we use a commercially available third-party point-of-sale system. Unforeseen issues, such as bugs, data inconsistencies, outages, changes in business processes, and other interruptions with such point-of-sale system in the past have had, and could have an adverse impact on our business in the future. Additionally, if we move to different third-party systems, or otherwise significantly modifies the point-of-sale system, our operations could be interrupted. See “—We do not own certain software that is used in operating our business” herein.

Our ability to efficiently manage our business depends significantly on the reliability and capacity of these information technology systems. The failure of these systems to operate effectively, an interruption, problems with maintenance, existing systems becoming obsolete, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our centers or a breach in security of any of these systems could result in loss of sales and franchise royalty payments, cause delays in guest service, result in the loss of data, create exposure to litigation and government investigation, reduce efficiency, cause delays in operations or otherwise harm our business. Significant capital investments might be required to remediate any problems and to maintain and continue to update our information technology over time. In addition, the implementation of technology changes and upgrades to maintain current and integrate new systems may also cause service interruptions, operational delays due to the learning curve associated with using a new system, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. If our information systems, or those of our franchisees and third-party service providers (as well as their third-party service providers), fail and our or our partners’ third-party back-up or disaster recovery plans are not adequate to address such failures, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. Any security breach involving any of our point-of-sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud or breaches of data security laws. Also, despite our considerable efforts to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information.

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

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include an unauthorized party gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about our guests, franchisees, our company, vendors or employees. As our reliance on technology has increased, especially in light of work-from-home arrangements due to the novel coronavirus COVID-19 ("COVID-19") pandemic, so have the risks posed to our systems, both internal and those we have outsourced. The company has been subject to attempted cyber-attacks in the past and may continue to be subject to such attacks in the future. Such attacks have become more common, and many companies have recently experienced serious cyber incidents and breaches of their information technology systems. We could also be subject to negative impacts to our business caused by cyber incidents relating to our third-party service providers. A successful cyber-attack or other cyber-incident experienced by us or our service providers could cause an interruption of our operations, could damage our relationship with franchisees, and could result in the exposure of private or confidential data, potentially resulting in litigation or government investigation. In addition to maintaining insurance coverage to address cyber-incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as our increased awareness of a risk of a cyber-incident, do not guarantee that our reputation and financial results will not be adversely affected by any incident or event that occurs.

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

We are subject to a number of risks related to ACH, credit card, debit card, and digital payment options we accept.

We and our franchisees accept payments through a variety of payment methods, including credit cards, debit cards, electronic funds transfers and digital payment transactions. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we and our franchisees pay interchange and other fees, which may increase over time. An increase in those fees would require us to increase the prices we and our franchisees charge for our products or services, which could cause us to lose guests or suffer an increase in our operating expenses, of which could harm our operating results.

In addition, we rely on independent service providers for payment processing, including credit and debit cards. If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on our guest satisfaction and could cause one or more of the major credit card or digital payment companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we and our franchisees do not automatically charge our guests’ bank accounts, credit cards, debit cards or digital payment provider on a timely basis or at all, we could lose revenue, which would harm our operating results.

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

As consumer behavior shifts to use more modern forms of payment, there may be an increased reluctance to use credit cards or debit cards for point of sale transactions, which could result in decreased revenues as consumers choose to give their business to competition with more convenient forms of payment. We may need to expand our information systems to support newer and emerging forms of payment methods, which may be time-consuming and expensive, and may not realize a return on its investment.

Changing regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and harm our brands in a manner that adversely affects our business.

The jurisdictions in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This includes increased privacy related legislative and enforcement activity at both the federal level and the state level, including the implementation of the California Consumer Protection Act (the “CCPA”), which came into effect in January 2020, the California Privacy Rights Act (the “CPRA”) which took effect on January 1, 2023, as well as other state data privacy and breach notification laws. The CCPA broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA expands upon the CCPA by creating additional obligations relating to personal information and establishing a new enforcement agency dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CPRA have recently passed in Virginia, Colorado, Utah and Connecticut, and it is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. We, our affiliated entities and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the CCPA, the CPRA, and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws. We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the CCPA, the CPRA and other Privacy and Data Protection Laws becomes available. In addition to the foregoing, governments or other regulatory agencies may propose additional standards that apply to the protection of customer and company information, and our systems may be unable to satisfy changing industry security requirements, applicable regulations or employee and guest expectations without significant additional capital investments or time, which could have a material adverse effect on our business and results of operations.

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

Our operations and financial performance has been affected by the COVID-19 pandemic and could be impacted by future health epidemics or pandemics.

The global crisis resulting from the spread of COVID-19 significantly disrupted local, regional, and global economies and businesses in the locations in which we operate, as well as adversely affected workforces, guests, consumer sentiment, economies and financial markets, and has impacted our financial results. Future spikes in COVID-19 infections could materially and adversely affect the ability of franchisees to pay, or disrupt the timely payment of, amounts owed to us or decrease the profitability of our centers.

The COVID-19 pandemic or other health epidemics or pandemics have the potential to cause a disruption in our supply chain and may adversely impact economic conditions in the United States. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our centers. In addition, the COVID-19 pandemic or other health epidemics or pandemics may prolong the volatility and disruption of the economies and financial markets of United States and could result in a sustained reduction in the demand for our services and products, longer payment cycles, slower adoption of new products and services and/or increased price competition, as well as a reduction of workforce at our centers. A decline in the sales and operating results of our centers could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

The full extent to which health epidemics or pandemics impact us will depend on future developments, including the duration, spread and severity, the extent of additional outbreaks, the effectiveness or duration of measures intended to contain, mitigate or prevent future outbreaks, and the effect of these developments on overall demand in the waxing service and personal- care industries in the geographic regions in which we operate, all of which are highly uncertain and difficult to accurately predict. These uncertainties may increase variability in our future results of operations and adversely impact our ability to accurately forecast changes in our business performance and financial condition in future periods. If we are not able to respond to and manage the impact of such events effectively, our business and results of operations could be adversely affected.

Adverse economic conditions or a global economic crisis could adversely affect our business.

Our financial condition and results of operations are impacted by global markets and economic conditions over which neither we nor our franchisees have control. An economic downturn or recession, or slowing or stalled recovery therefrom, may result in a reduction in the demand for our services and products, longer payment cycles, slower adoption of new products and services and/or increased price competition. Declining economic conditions may cause our guests to defer seeking waxing services or other personal-care services. As a result, poor economic conditions may lead to a decline in the sales and operating results of our centers, which could in turn materially and adversely affect the ability of franchisees to pay franchise royalties or amounts owed to us, or have a material adverse impact on our ability to pursue our growth strategy. Each of these results would reduce our profits, which could materially and adversely affect our business and results of operations.

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

Certain governmental authorities and private litigants have asserted claims against franchisors for provisions in their franchise agreements, which restrict franchisees from soliciting and/or hiring the employees of other franchisees or the applicable franchisor. Claims against franchisors for such “no-poaching” clauses include allegations that these clauses violate state and federal antitrust and unfair practices laws by restricting the free movement of employees of franchisees or franchisors (including both corporate employees and the employees of corporate-owned centers), thereby depressing the wages of those employees. We have historically had no-poaching clauses in our franchise agreements. In 2018, the Attorney General of the State of Washington issued civil investigative demands to a number of franchisors seeking information concerning no-poaching clauses in their franchise agreements. In September 2018, we received a civil investigative demand requesting information concerning our use of no-poaching clauses. To resolve objections to these clauses raised by the Washington Attorney General, we entered into an Assurance of Discontinuance (“AOD”) with the state agreeing to no longer include such provision in any U.S. franchise agreement or renewal franchise agreement signed after the date of the AOD, to not enforce any such provisions in any of our existing franchise agreements and to notify our franchisees of these changes. In the case of Washington-based franchisees, we agreed to seek amendments to their franchise agreements removing the no-poaching clauses. No fines or other monetary penalties were assessed against us. Any adverse results in any cases or proceedings that may be brought against us by any governmental authorities or private litigants may materially and adversely affect our business and results of operations.

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

Changes in labor costs, other operating costs, such as commodity costs, interest rates and inflation have adversely affected and may continue to adversely affect our and our franchisees' results of operations.

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

Any increase in such costs for our centers could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our guests. In addition, the U.S. Federal Reserve has been raising the federal funds rate and it is possible there will be additional rate increases in the future. Such increases in interest rates have, and future increases may, impact land and construction costs and the cost and availability of borrowed funds and leased centers, and thereby adversely affect our and our franchisees’ ability to finance the development of additional centers and maintenance of existing centers. Inflation also has caused and could further cause increased commodity, labor and benefits costs which could reduce the profitability of our centers. Increases in labor costs could make it difficult to find new franchisees. Any of the foregoing increases could adversely affect our and our franchisees’ business and results of operations.

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

In addition, as of January 6, 2024, 125 franchised centers have terms that will expire by January 6, 2025. In such cases, the franchisees may renew the franchise term and receive a “successor” franchise agreement for one additional successive term of ten years. Such option, however, is contingent on the franchisee’s execution of our then-current form of franchise agreement (which may include increased franchise royalty rates, marketing fees and other costs or requirements), the satisfaction of certain conditions (including, among other things, compliance with the terms of the existing agreement, the payment of capital expenditures as necessary to maintain uniformity with our then-current standards, and others), compliance with any training requirements and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise agreement and the related franchisee payments will terminate upon expiration of the term of the franchise agreement unless we decide to restructure the franchise documents in order to induce such franchisee to renew the franchise agreement.

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

As of January 6, 2024 we and our franchisees operated 1,044 centers in 45 states and the District of Columbia. We and our franchisees plan to open many new centers in the future, some of which will be in existing markets and may be located in close proximity to centers already in those markets. Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our centers in certain states, regions and cities. Opening new centers in close proximity to existing centers may attract some guests away from those existing centers, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new centers opening in existing markets and because older centers will represent an increasing proportion of our center base over time, our same-store sales increases may be lower in future periods than they have been historically.

Furthermore, economic conditions in particular areas may have a disproportionate impact on our business. Our centers are most concentrated in California, Texas, New York, New Jersey and Florida. No single state accounted for more than 16% of system-wide sales and the top three states represented less than 37% of system-wide sales for the year ended January 6, 2024; however, adverse economic conditions in states, regions or cities that contain a high concentration of our centers could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.

Risks Relating to our Suppliers and Distributors

We depend on a limited number of key suppliers, including international suppliers, to deliver high-quality products at prices similar to historical levels.

We depend on two key suppliers, Perron Rigot, SAS and Grupo DRV—Phytolab S.L., to provide our Comfort Wax to our franchisees and one key supplier, Batallure Beauty LLC, to provide branded retail products to our franchisees. Our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. We currently have a long-term contract with only one of the wax suppliers. Our suppliers have been and may continue to be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors, including as a result of geopolitical instability. In such an environment, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our and our franchised centers, which in turn could materially and adversely affect our business and results of operations.

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

As a result of the COVID-19 pandemic, certain domestic and foreign intellectual property offices amended their filing requirements and other procedures, including, but not limited to, extending deadlines and waiving fees. These accommodations were not applied uniformly across all intellectual property offices globally, and the effectiveness and duration of existing action is unclear. Further, future pandemics may create uncertainty with respect to the uninterrupted operation of domestic and foreign intellectual property offices, which, among other things, could cause delayed processing of renewal and application filings and other actions involving such offices. Our inability to establish, protect, maintain and/or enforce current and future trademark or other intellectual property rights may have an adverse effect on the growth and reputation of our brand and business. Further, future pandemics could affect our trademarks and other intellectual property rights in ways that cannot be reasonably anticipated or mitigated. This could have an adverse effect on our business, results of operations and financial condition.

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

Risks Relating to Our Organization and Structure

We are a holding company and our principal asset is our 79.8% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement ("TRA") and cover other expenses, including our corporate and other overhead expenses.

We are a holding company and our principal asset is our ownership of 79.8% of the outstanding EWC Ventures Units. We have no independent means of generating revenue. As the sole managing member of EWC Ventures, we intend to cause EWC Ventures to make distributions to its equity holders, including affiliates of General Atlantic, to whom we refer to collectively as the "General Atlantic Post-IPO Members", EWC Founder Holdco, which we refer to as the "Founder Post-IPO Member", certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover all applicable taxes payable by us and any payments we are obligated to make under the TRA we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause EWC Ventures to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses) due to potential restrictions in our credit agreement and cash requirements and financial conditions of EWC Ventures.

To the extent that we need funds and EWC Ventures is restricted from making such distributions to us, under applicable law or regulation, as a result of covenants in our debt instruments or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer a material adverse effect on our liquidity and financial condition.

Under the Amended and Restated Limited Liability Company Agreement of EWC Ventures, we expect EWC Ventures from time to time to make pro rata distributions in cash to its equity holders, including the General Atlantic Post-IPO Members, the Founder Post-IPO Member, certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover taxes on our allocable share of the taxable income of EWC Ventures and payments we are obligated to make under the TRA. As a result of (i) potential differences in the amount of net taxable income allocable to us and to EWC Ventures’ other equity holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate from (a) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial or secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (b) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (c) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, we expect that these cash distributions will be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for EWC Ventures Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one-to-one. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between EWC Ventures Units and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to EWC Ventures, this may result in shares of our Class A common stock increasing in value relative to the value of EWC Ventures Units. The holders of EWC Ventures Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their EWC Ventures Units, notwithstanding that such holders may previously have participated as holders of EWC Ventures Units in distributions that resulted in such excess cash balances.

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

The General Atlantic equity holders, whose interests in our business may be different than yours, hold a significant percentage of the combined voting power of our common stock and certain statutory provisions afforded to stockholders that are not applicable to us.

Approximately 37.6% of the combined voting power of our common stock is held by the General Atlantic equity holders as of January 6, 2024. The General Atlantic equity holders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because the General Atlantic equity holders hold part of their economic interest in our business through EWC Ventures, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, the General Atlantic equity holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that entered into in connection with our initial public offering, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, the General

Atlantic equity holders’ significant ownership in us may discourage someone from making a significant equity investment in us, or could discourage transactions, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

We have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”); however, our amended and restated certificate of incorporation prohibits us from engaging in a business combination transaction with an interested stockholder for a period of three years after the interested stockholder became such unless the transaction fits within an applicable exemption, such as board approval of the business combination or the transaction which resulted in such stockholder becoming an interested stockholder. Such restrictions shall not apply to any business combination between General Atlantic and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other. Therefore, the General Atlantic equity holders are able to transfer their interests in us to a third party by transferring their shares of our common stock (subject to certain restrictions and limitations), which would not require the approval of our board of directors or our other stockholders.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could adversely affect our business or prospects.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” will not apply against the General Atlantic equity holders, any of our non-employee directors or any of their respective affiliates in a manner that would prohibit them from investing in competing businesses, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. To the extent that the General Atlantic equity holders, our non-employee directors or any of their respective affiliates invests in other businesses, they may have differing interests than our other stockholders.

As a result, the General Atlantic equity holders, any of our non-employee directors or any of their respective affiliates may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities. As a result, by renouncing our interest and expectancy in any business opportunity that may be from time to time presented to any member of the General Atlantic equity holders, any of our non-employee directors or any of their respective affiliates, our business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours.

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

We entered into the TRA, which provides for the payment by us to the EWC Ventures Pre-IPO Members of 85% of the benefits, if any, that we realize, or are deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. There is significant existing tax basis in the assets of EWC Ventures as a result of the prior acquisition of interests in EWC Ventures by the General Atlantic equity holders, and subsequent redemptions, exchanges or purchases of EWC Ventures Units are expected to result in increases in the tax basis of the assets of EWC Ventures. The existing tax basis, increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to us and, therefore, may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future. Actual tax benefits realized by us may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted- average state and local income tax rate to calculate tax benefits. This payment obligation is an obligation of the Company and not of EWC Ventures.

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

The payments we will be required to make under the TRA could be substantial. Although estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise, we expect that, as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures, and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, we estimate that payments under the TRA would aggregate to approximately $269.0 million over 18 years based on a closing share price of $13.00 per share of Class A common stock and assuming all future Share Exchanges and Cash Exchanges would occur on January 6, 2024. The payments under the TRA are not conditioned upon the EWC Ventures Pre-IPO Members’ continued ownership of us. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each Share Exchange or Cash Exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRA and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the TRA.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending January 6, 2024. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our guests, business partners, associates and other stakeholders, and the processes implemented to address the risks related to cybersecurity threats are an important part of our overall risk management efforts. More specifically, we seek to address cybersecurity risks by focusing on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity program focuses on the following key areas:

•
Governance/Board-Level Oversight: Our Audit Committee is briefed on cybersecurity risks as a standing agenda item at each regularly-scheduled quarterly meeting. The Chief Information Officer ("CIO") reports quarterly to the Audit Committee and such report typically addresses an overall assessment of our compliance with our cybersecurity policies and includes topics such as risk management and control decisions, updates on our cybersecurity roadmap and self-assessment, training results, security threats, incidents (if any) and responses, and recommendations for changes and updates to our policies and procedures.
•
Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, 24x7 monitoring by a third party security operations center, and antimalware functionality and access controls, which are periodically evaluated through vulnerability assessments and cybersecurity threat intelligence.
•
Business Continuity and Disaster Recovery: We have established and maintain comprehensive business continuity, incident response and recovery plans that address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness: We provide regular, mandatory training for our associates regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our information security policies, standards, processes and practices.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are shared with executive management and, as needed, the Audit Committee and the Board. We adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Operational responsibility for assessing and implementing our processes and procedures related to cybersecurity risk is led by our CIO. The CIO leads a team of internal full-time associates and external consultants and vendors that manage all aspects of our risk management tools. The CIO reports directly to the Chief Administrative Officer and General Counsel (“CAO”), who manages legal and insurance coverage matters related to cybersecurity risks. Additionally, our Chief Financial Officer and relevant associates on her staff are involved in the management of cybersecurity threats in relation to our internal controls environment, and, in the event of an incident, relevant investor relations needs. Our policies and procedures provide that the Chief Executive Officer, the Audit Committee, and the Board are to be informed in a prompt, timely manner in the event of any material cybersecurity event.

Our CIO has Bachelor of Science degrees in Information Technology and Business Administration and Science and has served in various roles in information technology for over 30 years, including nearly 20 years in roles directly related to implementing and managing cybersecurity measures.

For additional information on cybersecurity risks, see the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Item 2. Properties.

As of January 6, 2024, we had 1,044 franchised and corporate-owned centers, and of these there are six actively operating corporate-owned centers, and in addition, we hold a lease for one inactive corporate-owned center. We held leases covering the building and/or land for our six corporate-owned centers and our corporate headquarters located in Plano, Texas. The leases generally have initial expiration dates ranging from five to ten years, with certain renewal options available. We believe that the properties are suitable and adequate for the Company’s business.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “EWCZ”. The approximate number of stockholders of record of our Class A common stock as of March 01, 2024 was four. The approximate number of stockholders of record of our Class B common stock as of March 01, 2024 was three. There is no public market for shares of our Class B common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or other entities in security position listings maintained by depositories.

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122.2 million, or $3.30 per share, of Class A common stock, which was paid during the year ended December 31, 2022 to its Class A common stockholders. The Company also paid dividend equivalents of $83.0 million, or $3.30 per unit, to holders of EWC Ventures Units during the year ended December 31, 2022. During the year ended January 6, 2024 we paid $2.8 million, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2023. In addition, as of January 6, 2024, we had $0.8 million of dividend equivalents accrued for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The information regarding securities authorized for issuance under equity-based compensation plans appears in our Definitive Proxy Statement for our annual meeting of stockholders to be held on June 4, 2024, which information is incorporated herein by reference.

The graph below matches the cumulative 29 month total return of holders of our Class A common stock with the cumulative total returns of the Nasdaq composite and the Russell 2000 index. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on August 5, 2021 (the date of our IPO) and tracks it through December 31, 2023.

	8/5/21	12/21	12/22	12/23
European Wax Center, Inc.	100.00	141.89	65.38	71.37
NASDAQ Composite	100.00	106.93	72.14	104.34
Russell 2000	100.00	101.35	80.64	94.29

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fourth quarter of the year ended January 6, 2024.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the fourth quarter of fiscal year 2023:

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2023 — October 28, 2023	-	$—	-	$23,551,181
October 29, 2023 — November 25, 2023	805,820	13.22	805,820	12,897,408
November 26, 2023 — January 6, 2024	885,076	14.57	885,076	-
Total	1,690,896	$13.93	1,690,896	$—
(1)
In the fourth quarter of 2023, 1,690,896 shares of Class A common stock were repurchased pursuant to the $40.0 million share repurchase plan authorized by our board of directors on November 2, 2022. As of January 6, 2024 we have cumulatively repurchased the full $40.0 million authorized under the share repurchase plan.

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

A discussion regarding our financial condition and results of operations for the year ended January 6, 2024 compared to the year ended December 31, 2022 is presented in the following sections. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 25, 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the "SEC") on March 9, 2023.

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home (“OOH”) waxing services in the United States by number of centers and system-wide sales. We delivered over 23 million waxing services in 2023 and over 22 million waxing services in 2022 generating $955 million and $899 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 1,044 locations across 45 states as of January 6, 2024. Of these locations, 1,038 are franchised centers operated by franchisees and six are corporate-owned centers.

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

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow generation and resilience through economic cycles. Our centers are 99% owned and operated by our franchisees who benefit from superior unit-level economics, with mature centers generating annual cash-on-cash returns in excess of 50%.

In partnership with our franchisees, we fiercely protect our points of differentiation that attract new guests, build meaningful relationships and promote lasting retention. We are so confident in our ability to delight that we have always offered all of our guests their first wax free.

Hair removal solutions are consistently in demand, given the recurring nature of hair growth. The OOH waxing market is the fastest-growing hair removal solution in the United States, defined by an estimated total addressable market of over $18 billion with annualized growth that is more than double other hair removal alternatives. European Wax Center has become the category-defining brand within this rapidly growing market and became so by professionalizing a highly fragmented sector where service consistency, hygiene, and customer trust were not historically offered. We are approximately six times larger than the next largest waxing-focused competitor by center count and approximately 11 times larger by system-wide sales. Our unmatched scale enables us to drive broader brand awareness, ensures our licensed wax specialists are universally trained at the highest standards and drive consistent financial performance across each center.

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

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. Our center count grew 11% and 11% during fiscal year 2023 and fiscal year 2022, respectively, and has grown each year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly-trained wax specialists that our brand has been known for since our initial opening. We believe that none of our existing markets are fully penetrated, and that we have a significant whitespace opportunity of more than 3,000 locations for our standard center format across the United States. Our centers have a long track record of sustained growth delivering consistent positive same-store sales growth with resilient performance through economic cycles.

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

	Years Ended
(in thousands, except operating data and percentages)	January 6, 2024	December 31, 2022
Number of system-wide centers (at period end)	1,044	944
System-wide sales	$955,045	$898,628
Same-store sales	2.9%	10.4%
New center openings	100	91
AUV	$961	$1,000

The table below presents changes in the number of system-wide centers for the periods indicated:

	Year Ended
	January 6, 2024	December 31, 2022
System-wide Centers
Beginning of Period	944	853
Openings	107	93
Closures	(7)	(2)
End of Period	1,044	944

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

Guest Preferences and Demands. Our ability to maintain our appeal to existing guests and attract new guests depends on our ability to develop and offer a compelling assortment of services responsive to guest preferences and trends. We also believe that OOH waxing is a recurring need that brings guests back for services on a highly recurring basis which is reflected in the predictability of our financial performance over time. Our guests’ routine personal-care need for OOH waxing is further demonstrated by the top 20% of guests who visit us, on average, approximately every five weeks.

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

Our Ability to Recruit and Retain Qualified Licensed Wax Specialists for our Franchised Centers. Our franchisee's ability to operate their centers is largely dependent upon their ability to attract and retain qualified, licensed wax specialists. Our unmatched scale enables us to ensure that we universally train our wax specialists at the highest standards, ensuring that our guests experience consistent level of quality, regardless of the specific center they visit. The combination of consistent service delivery, across our trained base of wax specialists, along with the payment ease and convenience of our well-known, pre-paid Wax Pass program fosters loyalty and return visits across our guest base. Over time, our ability to build and maintain a strong pipeline of licensed wax specialists is important to preserving our current brand position.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.7% and 56.8% of our total revenue for the years ended January 6, 2024 and December 31, 2022, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.1% and 24.0% of our total revenue for the years ended January 6, 2024 and December 31, 2022, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.6% and 13.5% of our total revenue for the years ended January 6, 2024 and December 31, 2022, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.6% and 5.7% of our total revenue for the years ended January 6, 2024 and December 31, 2022, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the Consolidated Balance Sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Interest Expense, net: Interest expense consists of interest on our long-term debt, including amounts outstanding under our revolving financing facility, amortization of debt discount and deferred financing costs, gains and losses on debt extinguishment as well as interest income from short-term, highly-liquid investments.

Other (Income) Expense: Other (income) expense consists of non-cash gains and losses related to the remeasurement of our tax receivable agreement liability and contractual cash interest paid on our tax receivable agreement liability.

Income Tax Expense: We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of EWC Ventures and are taxed at the prevailing corporate tax rates. Income tax expense includes both current and deferred income tax expense.

Noncontrolling Interests: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income (loss) is allocated to the noncontrolling interests to reflect the entitlement of the members of EWC Ventures after our initial public offering (the “EWC Ventures Post-IPO Members”) to a portion of EWC Ventures’ net income (loss).

Results of Operations

The following tables presents our Consolidated Statements of Operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Years Ended
	January 6, 2024	December 31, 2022	$ Change	% Change
Revenue:
Product sales	$125,269	$117,745	$7,524	6.4%
Royalty fees	53,352	49,733	3,619	7.3%
Marketing fees	29,994	28,041	1,953	7.0%
Other revenue	12,409	11,832	577	4.9%
Total revenue	221,024	207,351	13,673	6.6%
Operating expenses:
Cost of revenue	62,637	59,227	3,410	5.8%
Selling, general and administrative	59,485	58,951	534	0.9%
Advertising	33,869	28,659	5,210	18.2%
Depreciation and amortization	20,170	20,231	(61)	(0.3)%
Loss on disposal of assets and non-cancellable contracts	7	7	—	0.0%
Total operating expenses	176,168	167,075	9,093	5.4%
Income from operations	44,856	40,276	4,580	11.4%
Interest expense, net	26,686	23,626	3,060	13.0%
Other (income) expense	(412)	56,228	(56,640)	(100.7)%
Income (loss) before income taxes	18,582	(39,578)	58,160	147.0%
Income tax expense (benefit)	6,236	(53,191)	59,427	111.7%
Net income	$12,346	$13,613	$(1,267)	(9.3)%
Less: net income attributable to noncontrolling interests	3,415	6,336	(2,921)	(46.1)%
Net income attributable to European Wax Center, Inc.	$8,931	$7,277	$1,654	22.7%

The following table presents the components of our Consolidated Statements of Operations for each of the periods indicated, as a percentage of revenue:

	For the Years Ended
	January 6, 2024	December 31, 2022
Revenue:
Product sales	56.7%	56.8%
Royalty fees	24.1%	24.0%
Marketing fees	13.6%	13.5%
Other revenue	5.6%	5.7%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	28.3%	28.6%
Selling, general and administrative	26.9%	28.4%
Advertising	15.3%	13.8%
Depreciation and amortization	9.2%	9.8%
Loss on disposal of assets and non-cancellable contracts	0.0%	0.0%
Total operating expenses	79.7%	80.6%
Income from operations	20.3%	19.4%
Interest expense, net	12.1%	11.4%
Other (income) expense	(0.2)%	27.1%
Income (loss) before income taxes	8.4%	(19.1)%
Income tax expense (benefit)	2.8%	(25.7)%
Net income	5.6%	6.6%
Less: net income attributable to noncontrolling interests	1.6%	3.1%
Net income attributable to European Wax Center, Inc.	4.0%	3.5%

Comparison of the Years Ended January 6, 2024 and December 31, 2022

Revenue

Total revenue increased $13.7 million, or 6.6%, to $221.0 million during the year ended January 6, 2024, compared to $207.4 million for the year ended December 31, 2022. The increase in total revenue was primarily due to 100 net new center openings that became operational during the period from January 1, 2023 to January 6, 2024 as well as an additional offering of medical products to our centers for use in administering wax services.

Product Sales

Product sales increased $7.5 million, or 6.4%, to $125.3 million during the year ended January 6, 2024, compared to $117.7 million for the year December 31, 2022. The increase in product sales was primarily due to new center openings that became operational during the period from January 1, 2023 to January 6, 2024. In addition, product sales increased due to an additional offering of medical products to our centers for use in administering wax services that began in April 2022.

Royalty Fees

Royalty fees increased $3.6 million, or 7.3%, to $53.4 million during the year ended January 6, 2024, compared to $49.7 million for the year ended December 31, 2022. The increase in royalty fees during the year ended January 6, 2024 was primarily due to the increase in same-store sales in the year ended January 6, 2024 compared to the year ended December 31, 2022. In addition, royalty fees increased due to new center openings that became operational in the period from January 1, 2023 to January 6, 2024.

Marketing Fees

Marketing fees increased $2.0 million, or 7.0%, to $30.0 million during the year ended January 6, 2024, compared to $28.0 million for the year ended December 31, 2022. The increase in marketing fees during the year ended January 6, 2024 was primarily due to the increase in same-store sales in the year ended January 6, 2024 compared to the year ended December 31, 2022. In addition, marketing fees increased due to new center openings that became operational in the period from January 1, 2023 to January 6, 2024.

Other Revenue

Other revenue increased $0.6 million or 4.9%, to $12.4 million during the year ended January 6, 2024, compared to $11.8 million for the year ended December 31, 2022. The increase in other revenue during the year ended January 6, 2024 was primarily due to an increase in technology fees driven by new center openings that became operational during the period from January 1, 2023 to January 6, 2024 and an increase in corporate center revenues.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $3.4 million or 5.8%, to $62.6 million during the year ended January 6, 2024, compared to $59.2 million for the year ended December 31, 2022. The increase in cost of revenue was primarily due to higher product sales in the current year period driven by new center openings that became operational during the period from January 1, 2023 to January 6, 2024. In addition, cost of revenue increased due to an additional offering of medical products to our centers for use in administering wax services that began in April 2022.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.5 million, or 0.9%, to $59.5 million during the year ended January 6, 2024, compared to $58.9 million for the year ended December 31, 2022. The increase in selling, general and administrative expenses was primarily due to increases in payroll and benefits, corporate marketing and expenses related to the pilot of laser hair removal, which was mostly offset by a decrease in professional and technology fee expenses. The increase in payroll and benefits expense was largely due to additional expense resulting from the modification of certain equity awards during the period. The decrease in professional fees was largely attributable to costs related to our securitization and secondary public offering transactions, which were completed during the year ended December 31, 2022, as well as certain costs related to being a newly public company. Technology expense declined as certain projects from fiscal year 2022 were completed in fiscal year 2023.

Advertising

Advertising expenses increased $5.2 million, or 18.2%, to $33.9 million during the year ended January 6, 2024, compared to $28.7 million for the year ended December 31, 2022. The increase in advertising expense was attributable to the increase in marketing fee revenues as well as new marketing initiatives designed to drive more center traffic through acquisition of new guests and retention of existing guests.

Depreciation and Amortization

Depreciation and amortization for the year ended January 6, 2024 was largely consistent with the year ended December 31, 2022, decreasing $0.1 million, or 0.3%, to $20.2 million during the year ended January 6, 2024, compared to $20.2 million for the year ended December 31, 2022.

Interest expense, net

Interest expense, net increased $3.1 million, or 13.0%, to $26.7 million during the year ended January 6, 2024, compared to $23.6 million for the year ended December 31, 2022. The increase in interest expense was primarily due to higher average principal balances and interest rates on outstanding debt during the year ended January 6, 2024. This increase was partially offset by a $2.0 million loss on debt extinguishment recognized during the year ended December 31, 2022 resulting from the repayment of our previous term loan in connection with the securitization transaction completed during that period as well as an increase in interest income from the Company’s short-term investments during the year ended January 6, 2024.

Other (Income) Expense

We recognized income of $0.4 million during the year ended January 6, 2024 primarily related to the remeasurement of our TRA liability. During the year ended December 31, 2022 we recognized $56.2 million in expense related to the remeasurement of our TRA liability which primarily driven by the release of the valuation allowance against our deferred tax assets in the prior fiscal year.

Income Tax Expense (Benefit)

We recognized an income tax expense of $6.2 million during the year ended January 6, 2024, compared to $53.2 million in income tax benefit for the year ended December 31, 2022, an increase of $59.4 million or 111.7%. The income tax expense recognized in fiscal year 2023 differs from the federal statutory income tax rate primarily due to state income taxes, noncontrolling interests, and the tax effects of the tax receivable agreement. The income tax benefit recognized in fiscal year 2022 differs from the federal statutory income tax rate primarily due to the release of the valuation allowance against the Company's deferred tax assets. Other drivers of the 2022 effective tax rate include non-taxable income attributable to noncontrolling interests, the tax receivable agreement and the tax effects of stock compensation.

We estimate that in future annual periods, our blended statutory tax rate, prior to valuation allowance consideration, will be approximately 21% of EWC Ventures income or loss before income taxes. This estimated blended statutory tax rate is based on the current capital structure, excludes discrete or other rate impacting adjustments which may impact the company’s income tax provision in the future and is based on our blended federal and state statutory tax rates reduced to exclude our non-taxable noncontrolling interests percentage. We expect this estimated blended statutory tax rate to increase as EWC Ventures Units and the corresponding shares of Class B common stock are exchanged for shares of Class A common stock because our nontaxable noncontrolling interests earnings will decrease.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include non-cash equity-based compensation expense, non-cash gains and losses on remeasurement of our tax receivable agreement liability, contractual cash interest on our tax receivable agreement liability, transaction costs and other one-time expenses. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Year Ended
	January 6, 2024	December 31, 2022
(in thousands)
Net income	$12,346	$13,613
Interest expense, net	26,686	23,626
Income tax expense (benefit)	6,236	(53,191)
Depreciation and amortization	20,170	20,231
EBITDA	$65,438	$4,279
Equity-based compensation(1)	10,988	9,033
Remeasurement of tax receivable agreement liability(2)	(412)	56,228
Transaction costs(3)	—	1,405
Other (4)	—	666
Adjusted EBITDA	$76,014	$71,611

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash expense related to the remeasurement of our tax receivable agreement liability and contractual cash interest paid on our tax receivable agreement liability.
(3)
Represents costs related to our secondary offering of Class A common stock by selling stockholders and certain costs incurred in connection with our securitization transaction.
(4)
Represents non-core operating expenses identified by management. For fiscal year 2022 these costs relate to executive severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $52.7 million as of January 6, 2024.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through January 6, 2024 are currently expected to be $206.6 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statements of Operations in the period in which the change occurs.

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

We expect capital expenditures for the year ending January 4, 2025 (“fiscal year 2024”) to be approximately $1.5 million to $2.0 million. The majority of these capital expenditures will be to support investments in technology, including enhancements to data infrastructure and our e-commerce platform, as well as general investments in our corporate-owned centers. We anticipate our cash on hand and future cash flows from operations will provide the funds needed to meet our anticipated capital expenditure needs in fiscal year 2024.

We also have contractual obligations, including non-cancellable operating leases for office space and various retail locations, with terms expiring through 2032. Future maturities of our operating lease liabilities as of January 6, 2024 is presented within the notes to our audited consolidated financial statements (Note 10—Leases), included elsewhere in this annual report on Form 10-K.

Additionally, we have various contractual commitments with third parties whereby we expect to pay $20.9 million in fiscal year 2024, through cash on hand and operating cash flows.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of January 6, 2024. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

For additional information regarding our long-term debt activity, see Note to Consolidated Financial Statements (Note 8—Long-term debt) contained elsewhere in this annual report on Form 10-K.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented (amounts in thousands):

	Year Ended
	January 6, 2024	December 31, 2022
Net cash provided by (used in):
Operating activities	$55,602	$44,355
Investing activities	(785)	(245)
Financing activities	(46,383)	(36,617)
Net increase in cash	$8,434	$7,493

Operating Activities

During the year ended January 6, 2024, net cash provided by operating activities was $55.6 million compared to net cash provided by operating activities of $44.3 million for the year ended December 31, 2022, an increase of $11.3 million. This improvement was largely attributable to a decrease in working capital in fiscal year 2023 compared to a working capital increase in 2022 as well as our improved operating results in fiscal year 2023 compared to fiscal year 2022. The decrease in working capital in 2023 was primarily attributable to a decrease of $2.3 million in inventory. The increase in cash flows from operations was partially offset by an increase in cash interest paid due to higher average principal balances and interest rates on outstanding debt in 2023 compared to 2022.

Investing Activities

During the year ended January 6, 2024 and December 31, 2022, we used $0.8 million and $0.2 million of cash, respectively, for capital expenditures.

Financing Activities

During the year ended January 6, 2024 cash used in financing activities was $46.4 million compared to net cash provided by financing activities of $36.6 million for the for the year ended December 31, 2022. Financing activities during the year ended January 6, 2024 consisted of the following payments:

•
$29.9 million used to repurchase 2,068,380 shares of Class A common stock
•
$5.7 million in payments made pursuant to the TRA
•
$4.0 million repayment on the Class A-2 Notes
•
$3.4 million in tax distribution payments to EWC Ventures members
•
$2.8 million in dividend equivalents paid and
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
•
$0.6 million in taxes on vested RSUs paid by withholding shares and
•
$0.1 million in debt extinguishment costs related to the repayment of the 2026 Term Loan

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Goodwill: Goodwill is recognized for the excess of the fair value of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination and is not subject to amortization. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. Factors that could trigger an impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the overall business and significant negative industry or economic trends.

Goodwill has historically been tested for impairment on October 1 of each fiscal year, which in past years has been at the beginning of our fourth fiscal quarter. In fiscal year 2023 we changed the date of our annual impairment test to the first day of our fourth fiscal quarter, which for fiscal year 2023 was also October 1. The fiscal calendar we follow results in shifting quarter-and year-end dates each fiscal year and in certain years October 1 will fall into our third fiscal quarter. This change was made in order to maintain consistent timing of our annual impairment test each year and is therefore considered to be preferable. We do not consider this to be a material change in the application of an accounting principle as the new and old testing dates are in very close proximity varying only by a small number of days each fiscal year.

Goodwill is tested for impairment annually at a reporting unit level. We have determined that we have one reporting unit which is the same as our sole operating segment. We may elect to first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill.

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

We performed our annual goodwill impairment test using the quantitative approach as of October 1, 2023 and concluded there was no impairment as of that date. The impairment test concluded that the reporting unit had a fair value in excess of its respective carrying amount. We believe our use of significant assumptions within our valuation models are reasonable estimates of likely future events. In addition, we also considered our market capitalization relative to our net assets as of the testing date. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2023 included a weighted-average cost of capital of 12.3%, and a terminal growth rate of 4.0%. Based on the sensitivity analysis performed on these two key assumptions in the discounted cash flow model, a 100 basis point decrease in the long-term growth factor assumption or a 100 basis point increase in the discount rate assumption would not have resulted in a fair value below the reporting unit’s carrying value.

No goodwill impairment charges were recognized for goodwill for fiscal years 2023, 2022 or 2021. For additional information related to our goodwill, see Notes to Consolidated Financial Statements (Note 6—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

Intangible Assets: Intangible assets primarily consist of franchisee relationships, trade names and reacquired area representative rights. Franchisee relationships are amortized on a straight-line basis over their estimated useful life of ten years. Reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement with the area representative. The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. Trade names were deemed to have an indefinite life. Intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators arise. Factors that could trigger an impairment test include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the overall business and significant negative industry or economic trends.

Indefinite-lived intangible assets have historically been tested for impairment on October 1 of each fiscal year, which in past years has been at the beginning of our fourth fiscal quarter. In fiscal year 2023, we changed the date of our annual impairment test to the first day of our fourth fiscal quarter, which for fiscal year 2023 was also October 1. The fiscal calendar we follow results in shifting quarter and year-end dates each fiscal year and in certain years October 1 will fall into our third fiscal quarter. This change was made in order to maintain consistent timing of our annual impairment test each year and is therefore considered to be preferable. We do not consider this to be a material change in the application of an accounting principle as the new and old testing dates are in very close proximity varying only by a small number of days each fiscal year.

Indefinite-lived intangible assets, including our trade names, are tested for impairment at the unit of account. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If we determine that it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment. After recognition of the impairment, if any, the asset is amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

When a quantitative analysis is performed, we test these assets using a “relief-from-royalty” valuation method to determine the fair value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the discount rate for a market participant, and royalty rates.

We performed our annual impairment test for our trade name intangible asset using the quantitative approach as of October 1, 2023 and concluded there was no impairment as of that date. The impairment test concluded that the trade name had a fair value in excess of its respective carrying amount. We believe our use of significant assumptions within our valuation models are reasonable estimates of likely future events. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

Significant assumptions inherent in the relief-from-royalty method include estimates of future projected business results (principally revenue), long-term growth rates, royalty rates and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate, royalty rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2023 included a discount rate of 12.8%, a royalty rate of 5.0% and a terminal growth rate of 4.0%. Based on the sensitivity analysis performed on these three key assumptions in the relief-from-royalty model, a 100 basis point decrease in the long-term growth factor and royalty rate assumptions, or a 100 basis point increase in the discount rate assumption would not have resulted in a fair value below the trade name's carrying value.

No impairment charges were recognized for our intangible assets for fiscal years 2023, 2022 or 2021. For additional information related to our intangible assets, see Notes to the Consolidated Financial Statements (Note 6—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

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

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the consolidated financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

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

As of January 6, 2024, the Company recorded a liability of $206.6 million for expected future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the initial public offering and through January 6, 2024.

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

Recent Accounting Pronouncements

See Note 2—Summary of significant accounting policies to the consolidated financial statements included in this annual report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of the potential impact of the pronouncements on our financial condition and results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our Variable Funding Notes bear interest at a variable rate.

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of January 6, 2024 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	61
Consolidated Balance Sheets for the years ended January 6, 2024, and December 31, 2022	62
Consolidated Statements of Operations for the years ended January 6, 2024, December 31, 2022 and December 25, 2021	63
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 6, 2024, December 31, 2022 and December 25, 2021	64
Consolidated Statements of Cash Flows for the years ended January 6, 2024, December 31, 2022 and December 25, 2021	65
Consolidated Statements of Mezzanine Equity and Stockholders’/Members’ Equity for the years ended January 6, 2024, December 31, 2022 and December 25, 2021	66
Notes to Consolidated Financial Statements	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of European Wax Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of European Wax Center, Inc. and subsidiaries (the "Company") as of January 6, 2024 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), mezzanine equity and stockholders'/members' equity, and cash flows, for each of the three years in the period ended January 6, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 6, 2024 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 6, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 6, 2024

We have served as the Company's auditor since 2019.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	January 6, 2024	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$52,735	$44,219
Restricted cash	6,493	6,575
Accounts receivable, net	9,250	6,932
Inventory, net	20,767	23,017
Prepaid expenses and other current assets	6,252	5,574
Total current assets	95,497	86,317
Property and equipment, net	2,284	2,747
Operating lease right-of-use assets	4,012	4,899
Intangible assets, net	164,073	183,030
Goodwill	328,551	328,551
Deferred income taxes	138,215	106,187
Other non-current assets	3,094	4,301
Total assets	$735,726	$716,032
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,966	$18,547
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	9,363	4,867
Deferred revenue, current portion	5,261	4,084
Operating lease liabilities, current portion	1,232	1,312
Total current liabilities	37,822	32,810
Long-term debt, net	372,000	370,935
Tax receivable agreement liability, net of current portion	197,273	167,293
Deferred revenue, net of current portion	6,615	6,901
Operating lease liabilities, net of current portion	3,158	4,227
Other long-term liabilities	2,246	3,562
Total liabilities	619,114	585,728
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of January 6, 2024 and December 31, 2022, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,261,001 and 45,277,325 shares issued and 48,476,981 and 44,561,685 outstanding as of January 6, 2024 and December 31, 2022, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 12,278,876 and 18,175,652 shares issued and outstanding as of January 6, 2024 and December 31, 2022, respectively)	—	—
Treasury stock, at cost, 2,784,020 and 715,640 shares of Class A common stock as of January 6, 2024 and December 31, 2022, respectively	(40,000)	(10,080)
Additional paid-in capital	232,848	207,517
Accumulated deficit	(109,506)	(118,437)
Total stockholders' equity attributable to European Wax Center, Inc.	83,342	79,000
Noncontrolling interests	33,270	51,304
Total stockholders' equity	116,612	130,304
Total liabilities and stockholders' equity	$735,726	$716,032

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended
	January 6, 2024	December 31, 2022	December 25, 2021
REVENUE
Product sales	$125,269	$117,745	$99,740
Royalty fees	53,352	49,733	43,648
Marketing fees	29,994	28,041	24,610
Other revenue	12,409	11,832	10,680
Total revenue	221,024	207,351	178,678
OPERATING EXPENSES
Cost of revenue	62,637	59,227	46,841
Selling, general and administrative(1)	59,485	58,951	61,617
Advertising	33,869	28,659	24,990
Depreciation and amortization	20,170	20,231	20,333
Loss on disposal of assets and non-cancellable contracts	7	7	335
Total operating expenses	176,168	167,075	154,116
Income from operations	44,856	40,276	24,562
Interest expense, net	26,686	23,626	20,286
Other (income) expense	(412)	56,228	195
Income (loss) before income taxes	18,582	(39,578)	4,081
Income tax expense (benefit)(2)	6,236	(53,191)	114
NET INCOME	$12,346	$13,613	$3,967
Less: net income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	—	10,327
Less: net income (loss) attributable to noncontrolling interests	3,415	6,336	(2,945)
NET INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$8,931	$7,277	$(3,415)
Net income (loss) per share (3)
Basic - Class A Common Stock	$0.17	$0.19	$(0.11)
Diluted - Class A Common Stock	$0.17	$0.19	$(0.11)
Weighted average shares outstanding
Basic - Class A Common Stock	49,510,401	40,010,456	32,234,507
Diluted - Class A Common Stock	49,589,338	40,151,051	32,234,507

(1) Includes the following amounts paid to related parties, see Note 17—Related party transactions	—	—	117

(2) EWC Ventures, our financial reporting predecessor, is not subject to income taxes. As such, there was no income tax expense recorded in periods prior to August 4, 2021. See Note 18—Income Taxes for more information.

(3) Basic and diluted loss per share of Class A common stock for the year ended December 25, 2021 is applicable only for the period from August 4, 2021 through December 25, 2021. See Note 19—Net income (loss) per share for the calculation of the numbers of shares used in computation of net income (loss) per share of Class A common stock and the basis for computation of net income (loss) per share.

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Comprehensive Income (LOSS)

(Amounts in thousands)

	For the Years Ended
	January 6, 2024	December 31, 2022	December 25, 2021
NET INCOME	$12,346	$13,613	$3,967
Items included in other comprehensive income:
Unrealized gain on cash flow hedge	—	—	286
TOTAL COMPREHENSIVE INCOME	$12,346	$13,613	$4,253
Less: total comprehensive income attributable to EWC Ventures, LLC prior to the Reorganization Transactions	—	—	10,409
Less: total comprehensive income (loss) attributable to noncontrolling interests	3,415	6,336	(2,848)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$8,931	$7,277	$(3,308)

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of CASH FLOWS

(Amounts in thousands)

	For the Years Ended
	January 6, 2024	December 31, 2022	December 25, 2021
Cash flows from operating activities:
Net income	$12,346	$13,613	$3,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,170	20,231	20,333
Amortization of deferred financing costs	5,417	3,852	1,044
Gain on interest rate cap	—	(196)	—
Loss on debt extinguishment	—	1,957	6,313
Provision for inventory obsolescence	(63)	(66)	317
Provision for bad debts	129	76	616
Loss on disposal of property and equipment	11	7	335
Deferred income taxes	5,623	(53,714)	—
Remeasurement of tax receivable agreement liability	(512)	56,228	195
Equity-based compensation	10,988	9,033	11,135
Changes in assets and liabilities:
Accounts receivable	(2,701)	(802)	(2,185)
Inventory	2,313	(3,528)	(9,460)
Prepaid expenses and other assets	1,213	3,186	(1,916)
Accounts payable and accrued liabilities	529	(5,694)	8,707
Deferred revenue	891	1,194	912
Other long-term liabilities	(752)	(1,022)	1,033
Net cash provided by operating activities	55,602	44,355	41,346
Cash flows from investing activities:
Purchases of property and equipment	(785)	(245)	(559)
Reacquisition of area representative rights	—	—	(7,644)
Net cash used in investing activities	(785)	(245)	(8,203)
Cash flows from financing activities:
Payments on line of credit	—	—	(30,000)
Proceeds on long-term debt	—	384,328	179,370
Principal payments on long-term debt	(4,000)	(182,000)	(240,553)
Deferred loan costs	—	(12,419)	(1,294)
Payments of debt extinguishment costs	—	(77)	(2,446)
Distributions to EWC Ventures LLC members	(3,398)	(8,697)	(5,270)
Proceeds from public offerings of Class A common stock, net of underwriting discounts and offering expenses	—	—	212,941
Payment of Class A common stock offering costs	—	(870)	—
Repurchase of Class A Units	—	—	(942)
Repurchase of Class A common stock	(29,920)	(10,080)	—
Repurchase of Class B common stock and EWC Ventures common units	—	—	(138,368)
Taxes on vested restricted stock units paid by withholding shares	(537)	(643)	—
Dividends to holders of Class A common stock	—	(122,227)	—
Dividend equivalents to holders of EWC Ventures units	(2,849)	(83,020)	—
Payments pursuant to tax receivable agreement	(5,679)	(912)	—
Net cash used in financing activities	(46,383)	(36,617)	(26,562)
Net increase in cash, cash equivalents and restricted cash	8,434	7,493	6,581
Cash, cash equivalents and restricted cash, beginning of period	50,794	43,301	36,720
Cash, cash equivalents and restricted cash, end of period	$59,228	$50,794	$43,301
Supplemental cash flow information:
Cash paid for interest	$22,244	$18,460	$11,763
Cash paid for income taxes	$860	$169	$10
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$—	$37	$89
Right-of-use assets obtained in exchange for operating lease liabilities	$368	$—	$—
Non-cash financing activities:
Non-cash equity distributions	$—	$—	$689
Public offering expenses in accounts payable and accrued liabilities	$—	$—	$870

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Mezzanine Equity and STOCKHOLDERS'/Members’ Equity

(Amounts in thousands, except share/unit and per share/unit amounts)

																	Accumulated
	MEZZANINE EQUITY				STOCKHOLDERS'/MEMBERS’ EQUITY										Additional		other
	Class A Founders’ Units		Class D Units		Class A Units		Class B Units		Class C Units		Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Member's	Treasury	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss	Deficit	Stock	interests	equity
Balance at December 26, 2020	8,309,193	89,240	2,500,000	24,909	26,401,089	265,791	1	—	1,000	—	—	—	—	—	—	—	(527)	(61,390)	—	—	203,874
Equity-based compensation prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	667	—	—	667
Distributions prior to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,784)	—	—	(5,784)
Repurchase of Class A Units	—	—	—	—	(89,919)	(942)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(942)
Accretion of Class Founders' Units to redemption value prior to reorganization transactions	—	112,403	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(112,403)	—	—	(112,403)
Net Income prior to reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,327	—	—	10,327
Unrealized gain on cash flow hedge prior to reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82	—	—	—	82
Effect of reorganization transactions	(8,309,193)	(201,643)	(2,500,000)	(24,909)	(26,311,170)	(264,849)	(1)	—	(1,000)	—	21,540,982	0	36,740,956	0	123,615	—	275	168,583	—	198,928	226,552
Issuance of Class A Common Stock, net of offering costs	—	—	—	—	—	—	—	—	—	—	12,530,805	0	—	—	212,071	—	—	—	—	—	212,071
Repurchase of Class B Common Stock and EWC Ventures Units from selling shareholders	—	—	—	—	—	—	—	—	—	—	—	—	(7,070,015)	0	(138,368)	—	—	—	—	—	(138,368)
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	—	—	—	—	—	—	—	—	—	—	2,850,000	0	(2,850,000)	0	—	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	10,636	0	—	—	0	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	—	—	—	—	—	—	—	—	—	—	(120,464)	0	0	—	—	—	—	—	—
Equity-based compensation subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,468	—	—	—	—	—	10,468
Distributions subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(103)	(72)	—	—	—	—	(175)
Establish tax receivable agreement liability subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(58,972)	—	—	—	—	—	(58,972)
Unrealized gain on cash flow hedge subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	107	—	—	97	204
Impact of change in ownership on noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	34,208	—	18	—	—	(34,226)	—
Net loss subsequent to the reorganization transactions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,415)	—	—	—	(2,945)	(6,360)
Balance at December 25, 2021	—	—	—	—	—	—	—	—	—	—	36,932,423	0	26,700,477	0	182,919	(3,487)	(45)	—	—	161,854	341,241

							Accumulated
	STOCKHOLDERS' EQUITY				Additional		other
	Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	Stock	interests	equity
Balance at December 25, 2021	36,932,423	—	26,700,477	—	182,919	(3,487)	(45)	—	161,854	341,241
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	8,220,250	—	(8,220,250)	—	—	—	—	—	—	—
Vesting of restricted stock units	157,349	—	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(304,575)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,033	—	—	—	—	9,033
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	(8,697)	(8,697)
Dividends paid to shareholders of Class A Common Stock	—	—	—	—	—	(122,227)	—	—	—	(122,227)
Dividend equivalents paid or payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	—	(86,777)	(86,777)
Shares withheld for taxes on vested restricted stock units	(32,697)	—	—	—	(643)	—	—		—	(643)
Repurchase of Common Stock	(715,640)	—	—	—	—	—	—	(10,080)	—	(10,080)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	(5,204)	—	—	—	—	(5,204)
Reclassification of loss on cash flow hedge to earnings	—	—	—	—	—	—	45	—	—	45
Allocation of equity to noncontrolling interests	—	—	—	—	21,412		—	—	(21,412)	—
Net income	—	—	—	—	—	7,277	—	—	6,336	13,613
Balance at December 31, 2022	44,561,685	—	18,175,652	—	207,517	(118,437)	—	(10,080)	51,304	130,304
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,867,079	—	(5,867,079)	—	—	—	—	—	—	—
Vesting of restricted stock units	146,243	—	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(29,697)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10,988	—	—	—	—	10,988
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	(3,398)	(3,398)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	—	98	98
Shares withheld for taxes on vested restricted stock units	(29,646)	—	—	—	(537)	—	—		—	(537)
Repurchase of Common Stock	(2,068,380)	—	—	—	—	—	—	(29,920)	—	(29,920)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	(3,269)	—	—	—	—	(3,269)
Allocation of equity to noncontrolling interests	—	—	—	—	18,149		—	—	(18,149)	—
Net income	—	—	—	—	—	8,931	—	—	3,415	12,346
Balance at January 6, 2024	48,476,981	0	12,278,876	0	232,848	(109,506)	—	(40,000)	33,270	116,612

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The fiscal years ended January 6, 2024 ("fiscal year 2023") and December 31, 2022 ("fiscal year 2022") consisted of 53 weeks and the fiscal year ended December 25, 2021 (“fiscal year 2021”) consisted of 52 weeks.

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
•
EWC Ventures' limited liability company agreement was amended and restated to provide that, among other things, all of the outstanding equity interests consisting of its Class A Units, Class B Unit, Class C Units and Class D Units were reclassified into EWC Ventures non-voting common units (“EWC Ventures Units”).
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
•
We entered into the TRA with the EWC Ventures' pre-IPO members. See "Summary of Significant Accounting Policies" below and Note 18—Income Taxes for more information on the TRA.

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
•
We entered into a new credit agreement consisting of a $180,000 term loan (“2026 Term Loan”) and a $40,000 revolving credit facility (“2026 Revolving Credit Facility”) (together, the “2026 Credit Agreement”). See Note 8—Long-term debt for more information.
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
Purchase 3,191,946 EWC Ventures Units and corresponding shares of Class B common stock for $50,465 from certain EWC Ventures Post-IPO Members

Immediately following the Reorganization Transactions and the closing of the IPO, EWC Ventures is the predecessor of the Company for financial reporting purposes. We are a holding company, and our sole material asset is our equity interest in the EWC Ventures. As the sole managing member of EWC Ventures, the Company operates and controls all of the businesses and affairs of EWC Ventures and has a substantial financial interest in EWC Ventures. As such, we consolidate EWC Ventures on our consolidated financial statements and record noncontrolling interests on our Consolidated Balance Sheets and Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of EWC Ventures' net income (loss). The Reorganization Transactions were accounted for as a reorganization of entities under common control and the Company recognized the assets and liabilities received in the reorganization at their historical carrying amounts as reflected in the historical consolidated financial statements of EWC Ventures.

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

EWC Ventures has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from December 27, 2020 (the beginning of fiscal year 2021) through August 4, 2021 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of EWC Ventures. The amounts as of January 6, 2024 and December 31, 2022 and periods from August 4, 2021 reflect the consolidated operations of the Company.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, inventory reserves, income taxes, the TRA, the expected life of franchise agreements, the useful life of reacquired rights, valuation of equity-based compensation awards, and the evaluation of the recoverability of goodwill and long-lived assets, including indefinite-lived intangible assets. Actual results could differ from those estimates.

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

Other revenue

Other revenue primarily consists of service revenue and franchise fees, as well as technology fees, and training.

Service revenue from the Company’s corporate owned centers is recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue on the Consolidated Balance Sheets.

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

Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

(f) Cost of revenue

Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold to franchisees, retail merchandise sold in corporate-owned centers, freight-in, U.S. Customs fees, distribution and outbound freight costs, direct labor and materials for services provided in corporate-owned centers, and inventory obsolescence charges.

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

(h) Equity-Based Compensation

The Company recognizes compensation expense for equity awards to employees based on the estimated fair value of the equity instrument at the time of grant. For time-based awards, such expense is recognized over the requisite service period of the equity award, which is normally the vesting period. Compensation expense for performance-based awards with a market condition is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 15—Equity-Based Compensation for further information.

(i) Advertising expenses

The Company expenses advertising costs as incurred. Advertising expenses include print, digital and social media advertising costs. The Company expenses the costs related to its advertising in the period the related promotional event occurs.

(j) Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s Consolidated Balance Sheets as deferred income taxes. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the consolidated financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

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

(o) Restricted Cash

In accordance with the Company’s securitized financing facility, which is described in Note 8—Long-term debt, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”). The Company holds restricted cash that primarily represents cash collections held by the Trustee, which includes interest, principal, and commitment fee reserves. Restricted cash has been combined with cash and cash equivalents when reconciling the beginning and end of period balances in the Consolidated Statements of Cash Flows.

(p) Accounts receivable

Accounts receivable are recorded at net realizable value, consisting of the carrying amount less an allowance for doubtful accounts, as needed. The Company evaluates its accounts receivable on an ongoing basis and may establish an allowance for doubtful accounts based on a combination of historical experience, current and forecasted economic conditions, aging analysis and information related to specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and it is determined that further collection efforts will be unsuccessful. Recoveries of receivables previously written off are recorded as income when received. Historically, the Company has not had a significant amount of write-offs.

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

Additions to property and equipment include betterments and purchases. When long-lived assets are sold or otherwise disposed of, the asset account and related accumulated depreciation are relieved, and any gain or loss is included in income from operations. Repairs and maintenance expenses are charged to operations when incurred.

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

(u) Goodwill and indefinite-lived intangible assets

The Company’s indefinite-lived intangible assets consist of goodwill and trade names, which are not subject to amortization. The Company reviews the recoverability of goodwill and its trade names on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment indicators that may necessitate impairment testing between the Company’s annual impairment tests include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the overall business, and significant negative industry or economic trends.

Goodwill and indefinite-lived intangible assets have historically been tested for impairment on October 1 of each fiscal year, which in past years has been at the beginning of our fourth fiscal quarter. In fiscal year 2023, we changed the date of our annual impairment test to the first day of our fourth fiscal quarter, which for fiscal year 2023 was also October 1. The fiscal calendar we follow results in shifting quarter and year-end dates each fiscal year and in certain years October 1 will fall into our third fiscal quarter. This change was made in order to maintain consistent timing of our annual impairment test each year and is therefore considered to be preferable.

We do not consider this to be a material change in the application of an accounting principle as the new and old testing dates are in very close proximity varying only by a small number of days each fiscal year.

Goodwill is recognized for the excess of the fair value of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination and is not subject to amortization. Goodwill is tested for impairment at a reporting unit level. For all periods presented, the Company concluded that we have one reporting unit, which is also our sole operating segment. The Company may elect to first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. A quantitative impairment test of goodwill compares the fair value of the reporting unit to the carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the reporting unit and its fair value is recorded against goodwill. No impairment was recorded against goodwill for the fiscal years 2023, 2022 or 2021.

Indefinite-lived intangible assets, including the Company’s trade names, are tested for impairment at the unit of account. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If we determine that it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value, or if we elect to bypass the qualitative assessment, a quantitative impairment test is performed by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an indefinite-lived intangible is subsequently determined to have a finite useful life, the asset is first tested for impairment as described above and then amortized prospectively over its estimated remaining useful life in the same manner as other intangible assets that are subject to amortization. No impairment was recorded against the Company’s trade names for the fiscal years 2023, 2022 or 2021.

It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill or other intangible assets.

(v) Fair value measurements

ASC 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to their present value on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques are consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. These two types of inputs create a three-tier fair value hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

(w) Financial instruments

The carrying values of cash, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $33,529 as of January 6, 2024 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes, as defined in Note 8—Long-term debt, had an approximate fair value of 373,512 as of January 6, 2024 which was determined using Level 2 inputs.

(x) Deferred financing costs

Deferred financing costs represent the cost of obtaining financing arrangements and are amortized over the term of the related debt agreement using the straight-line method for revolving debt arrangements and the effective interest method for term debt arrangements. Deferred financing costs related to revolving debt arrangements are recorded as a component of other non-current assets on the Consolidated Balance Sheets. Deferred financing costs related to term debt arrangement are reflected as a direct reduction of the related debt liability on the Consolidated Balance Sheets. Amortization of deferred financing costs are included in interest expense, net on the Consolidated Statements of Operations.

(y) Accumulated other comprehensive loss

Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In previous years, accumulated other comprehensive loss was entirely comprised of the cumulative change in the fair value of our cash flow hedge. In connection with the termination of our interest rate cap, the entire remaining balance of accumulated other comprehensive loss was reclassified to earnings in fiscal year 2022. See Note 9— Derivative Instruments and Hedging for more information. There were no reclassifications of other comprehensive income (loss) to earnings during fiscal years 2023 and 2021.

(z) Class A Founders’ Units and Class D Units subject to possible redemption

Prior to the Reorganization Transactions described in Note 1—Nature of business and organization, the Company previously classified the Class A Founders’ Units and Class D Units as temporary equity in the mezzanine section of the Consolidated Balance Sheets due to the contingently redeemable nature of the Class A Founders’ Units and Class D Units. The Company believed that the related contingent events and the redemption of the Class A Founders’ Units is probable, and therefore the Class A Founders’ Units were measured at fair value. The Company’s accounting policy was to record the shares at the current redemption value (i.e. fair value) versus accreting over time to the redemption value. The Class A Founders’ Units and Class D Units are no longer outstanding as they were converted to EWC Ventures Units concurrent with the Reorganization Transactions.

(aa) Implications of being an Emerging Growth Company

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

(bb) Recently adopted accounting pronouncements

In June 2017, the FASB issued ASU 2016-13, Financial Instruments (Topic 326)—Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaced the previous incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. We adopted this guidance on January 1, 2023 (the beginning of fiscal year 2023). The adoption of this guidance did not have a significant impact on our consolidated financial statements.

(cc) Recently issued accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07 will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which expands disclosures in an entity's income tax reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact that adopting this guidance will have on our consolidated financial statements.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	January 6, 2024	December 31, 2022
Prepaid inventory	$238	$—
Prepaid insurance	1,507	1,966
Prepaid technology	1,922	1,656
Prepaid marketing	1,038	844
Prepaid commissions	380	410
Prepaid other & other current assets	1,167	698
Total	$6,252	$5,574

The prepaid other & other current assets amounts are primarily composed of prepaid maintenance contracts and sales taxes.

4. Inventory

Inventory is comprised of finished goods. The allowance for obsolete inventory included in inventory on the Consolidated Balance Sheets was $124 and $187 as of January 6, 2024 and December 31, 2022, respectively.

A summary of changes in the inventory obsolescence reserve for fiscal years 2023 and 2022 is as follows:

	January 6, 2024	December 31, 2022
Balance, beginning of year	$187	$5,055
Charged to costs and expenses	(63)	(66)
Write-offs of reserved inventory	—	(4,802)
Balance, end of year	$124	$187

5. Property and equipment, net

Property and equipment consisted of the following:

	January 6, 2024	December 31, 2022
Computer and other equipment	$789	$678
Computer software	7,370	7,369
Furniture and fixtures	1,301	1,155
Leasehold improvements	3,066	2,653
Construction in process	107	68
Property and equipment	12,633	11,923
Less: accumulated depreciation	(10,349)	(9,176)
Property and equipment, net	$2,284	$2,747

Depreciation and amortization expense related to property and equipment was $1,213, $1,265 and $1,489 for the years ended January 6, 2024, December 31, 2022 and December 25, 2021, respectively.

6. Goodwill and intangible assets, net

A summary of goodwill and intangible assets as of January 6, 2024 and December 31, 2022 is as follows:

	January 6, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	4.72	$114,594	$(60,484)	$54,110
Reacquired rights	6.30	76,545	(30,396)	46,149
		191,139	(90,880)	100,259
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$254,953	$(90,880)	$164,073
Goodwill		$328,551	$—	$328,551

	December 31, 2022
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	5.73	$114,594	$(48,889)	$65,705
Reacquired rights	7.31	76,545	(23,034)	53,511
		191,139	(71,923)	119,216
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		$254,953	$(71,923)	$183,030
Goodwill		$328,551	$—	$328,551

Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights. There were no reacquisition costs in the years ended January 6, 2024 and December 31, 2022. Reacquisition costs totaled $7,644 for the year ended December 25, 2021.

The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. The reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement prior to the reacquisition. Amortization expense for reacquired rights was $7,362, $7,362 and $7,368 for the years ended January 6, 2024, December 31, 2022 and December 25, 2021, respectively.

Franchisee relationships are amortized on a straight-line basis over the estimated useful life of the asset. Amortization expense for franchisee relationships was $11,595, $11,595 and $11,424 for the years ended January 6, 2024, December 31, 2022 and December 25, 2021, respectively.

Amortization expense for franchisee relationship and reacquired rights are included in depreciation and amortization expense on the Consolidated Statements of Operations.

Future expected amortization expense of the Company’s intangible assets as of January 6, 2024 is as follows:

Fiscal Years Ending	Franchisee Relationships	Reacquired Rights
2024	$11,595	$7,362
2025	11,595	7,362
2026	11,595	7,362
2027	11,595	7,362
2028	7,730	7,362
Thereafter	—	9,339
Total	$54,110	$46,149

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	January 6, 2024	December 31, 2022
Accounts payable	$6,048	$5,874
Accrued inventory	1,397	2,259
Accrued compensation	4,646	4,283
Accrued taxes and penalties	1,207	1,181
Accrued technology and subscription fees	237	26
Accrued interest	1,290	933
Accrued professional fees	458	890
Accrued marketing	1,375	310
Accrued dividend equivalents	799	1,777
Other accrued liabilities	509	1,014
Total Accounts payable and accrued liabilities	$17,966	$18,547

8. Long-term debt

Long-term debt consists of the following:

	January 6, 2024	December 31, 2022
Class A-2 Notes	$394,000	$398,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	390,000	394,000
Less: unamortized debt discount and deferred financing costs	(18,000)	(23,065)
Total long-term debt, net	$372,000	$370,935

2021 Debt Transactions

On August 9, 2021, EW Intermediate Holdco, LLC, a Delaware limited liability company (“Holdings”), EW Holdco, LLC, a Delaware limited liability company, as borrower (each indirect subsidiaries of the Company), entered into the 2026 Credit Agreement. The 2026 Credit Agreement was comprised of the 2026 Revolving Credit Facility and the 2026 Term Loan.

The proceeds from the 2026 Term Loan were used together with proceeds from our initial public offering to fully repay and terminate the previous secured term loan (the “Previous Term Loan”) and the previous secured revolving credit facility (the “Previous Revolving Credit Facility”). In connection with the repayment and termination of the Previous Term Loan and Previous Revolving Credit Facility we incurred a loss on debt extinguishment of $6,313, which was recorded as a component of interest expense, net for the year ended December 31, 2021 in the accompanying Consolidated Statements of Operations. Of this loss, $2,446 was attributable to the payment of the prepayment premium and related fees on the Previous Term Loan and $3,867 was due to the write-off of unamortized deferred financing costs. We incurred $1,924 in various lender and third-party fees in conjunction with this transaction. As discussed further below, in April 2022 the 2026 Term Loan was repaid and the 2026 Credit Agreement was terminated.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of January 6, 2024.

The net proceeds from the issuance of the Class A-2 Notes were used to repay the 2026 Term Loan, fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders (See Note 12—Stockholder's equity).

We incurred a loss on debt extinguishment of $1,957 related to the repayment of the 2026 Term Loan which was recorded as a component of interest expense, net for the year ended December 31, 2022 in the accompanying Consolidated Statement of Operations. Of this loss, $1,880 was attributable to the write-off of unamortized debt discount and debt issuance costs and the remaining $77 was attributable to the payment of fees associated with the repayment of the 2026 Term Loan. In connection with the issuance of the Class A-2 Notes and the Variable Funding Notes we incurred $12,419 in lender and third-party fees. Of these fees, $10,858 and the original issue discount described above related to the Class A-2 Notes and have been recorded as a reduction of long-term debt on the accompanying Consolidated Balance Sheet. The remaining $1,561 of fees along with $148 of unamortized deferred financing costs related to the Variable Funding Notes have been recorded as other non-current assets on the accompanying Consolidated Balance Sheet. The debt discount and deferred financing costs attributed to Class A-2 Notes will be amortized to interest expense through March of 2027 (the “Anticipated Repayment Date”) using the effective interest method. The deferred financing costs attributed to the Variable Funding Notes will be amortized to interest expense on a straight-line basis through the Anticipated Repayment Date.

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

Annual future principal payments due on long-term debt as of January 6, 2024 are as follows:

Fiscal Years Ending
2024	$4,000
2025	4,000
2026	4,000
2027	382,000
Total long-term debt principal	$394,000

9. Derivative instruments and hedging activities

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

Changes in the fair value of the interest rate cap were recognized in other comprehensive loss and was reclassified out of accumulated other comprehensive income (loss) and into interest expense upon termination of the interest rate cap. Cash flows related to derivatives qualifying as hedges were included in the same section of the Consolidated Statements of Cash Flows as the underlying assets and liabilities being hedged.

The table below presents the net unrealized gain (loss) recognized in other comprehensive income (loss) (“OCI”) resulting from fair value adjustments of hedging instruments:

	Net Unrealized Gain Recognized in OCI
	Year Ended	Year Ended	Year Ended
	January 6, 2024	December 31, 2022	December 25, 2021
Derivatives designated as hedging instruments:
Interest rate cap	$—	$—	$286
Total	$—	$—	$286

As a result of the termination of the interest rate cap, we recognized a gain of approximately $138 as a component of interest expense, net on the Consolidated Statement of Operations for the year ended December 31, 2022. Of this gain, $196 related to fair value adjustments which was partially offset by $58 related to cash paid to terminate the interest rate cap.

10. Leases

The Company leases various corporate-owned centers and office space to support ongoing business operations under non-cancellable lease agreements with terms expiring through 2032. These lease agreements typically have a lease term ranging from one to 10 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options allow us to extend certain leases for an additional five to 10 years. Most lease arrangements contain tenant improvement allowances, rent holidays and/or rent escalation clauses. In addition to base rent, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges. Certain of our leases are subject to variable lease payments that are determined on a basis other than an index or a rate. As such, they are excluded from the calculation of lease liabilities and right-of-use assets and are expensed as incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party leases or any remaining subleases.

Total lease costs consisted of the following:

	Year Ended	Year Ended
	January 6, 2024	December 31, 2022
Operating lease costs	$1,488	$2,052
Variable lease costs	733	729
Sublease income	(134)	(614)
Total lease costs	$2,087	$2,167

Rent expense, including common area maintenance and property taxes, was $2,429 for the year ended December 25, 2021 and is included in selling, general and administrative expense on the Consolidated Statements of Operations.

Future maturities of operating lease liabilities as of January 6, 2024 were as follows:

Fiscal Years Ending
2024	$1,419
2025	1,303
2026	948
2027	961
2028	99
Thereafter	110
Total lease payments	4,840
Less: amount representing interest	(450)
Present value of lease liabilities	4,390
Less: current portion	(1,232)
Operating lease liabilities, net of current portion	$3,158

The weighted average lease term and discount rate of our operating leases were as follows:

	January 6, 2024	December 31, 2022
Weighted average remaining lease term (years)	3.9	4.6
Weighted average discount rate	4.8%	4.4%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year Ended	Year Ended
	January 6, 2024	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,583	$2,331

11. Commitments and contingencies

Purchase Commitments

As of January 6, 2024, the Company had purchase commitments of approximately $29,351, primarily related to inventory, technology and advertising, of which the Company expects to pay $20,941 during fiscal year 2024.

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flow.

12. Stockholder’s equity

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

During the year ended January 6, 2024 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 5,867,079 EWC Ventures Units and the corresponding shares of Class B common stock for 5,867,079 newly issued shares of Class A common stock.

These exchange transactions, together with the share exchanges completed in connection with the secondary public offerings described above, increased the Company’s ownership interest in EWC Ventures.

Special Cash Dividend

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122,227, or $3.30 per share, of Class A common stock which was paid during the year ended December 31, 2022 to its Class A common stockholders. The Company also paid dividend equivalents of $83,020, or $3.30 per unit, to holders of EWC Ventures Units during the year ended December 31, 2022. During the year ended January 6, 2024 we paid $2,849, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2023. These payments were funded through existing cash and proceeds from the Company’s securitization transaction (See Note 8—Long-term debt for more information). In addition, as of January 6, 2024, we had $809 of dividend equivalents accrued for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards. Of this amount, $799 and $10 were recorded in accounts payable and accrued liabilities and other long-term liabilities, respectively, on the accompanying Consolidated Balance Sheets.

Share Repurchases

On November 2, 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”), which authorized the Company to repurchase up to $40,000 of its shares of Class A common stock. During the year ended January 6, 2024, the Company repurchased 2,068,380 shares of Class A common stock at an average price of $14.47 per share for $29,920. During the year ended December 31, 2022, the Company repurchased 715,640 shares of Class A common stock at an average price of $14.09 per share for $10,080. As of January 6, 2024, we have cumulatively repurchased the full $40.0 million authorized under the share repurchase plan.

13. Noncontrolling interests

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

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interests and increase additional paid-in capital. Additionally, certain members of EWC Ventures hold unvested EWC Ventures Units that are subject to service, performance, and/or market conditions (See Note 15—Equity-Based Compensation). The vesting of EWC Ventures units will result in a change in ownership and increase the amount recorded as noncontrolling interests and decrease additional paid-in capital.

The following table summarizes the ownership of EWC Ventures as of January 6, 2024:

	January 6, 2024
	Units Owned	Ownership Percentage
European Wax Center, Inc.	48,476,981	79.8%
Noncontrolling interests	12,241,763	20.2%
Total	60,718,744	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

	Year Ended January 6, 2024	Year Ended December 31, 2022	Period of August 4-December 25, 2021
Net income (loss) attributable to European Wax Center, Inc.	$8,931	$7,277	$(3,415)
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result in ownership changes in EWC Ventures	18,149	21,412	34,208
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$27,080	$28,689	$30,793

14. Revenue from contracts with customers

Costs to obtain a contract

Costs to obtain a contract include commissions paid to area representatives associated with the sale of franchises within the area representative’s respective region. As of January 6, 2024 and December 31, 2022, $380 and $410 of commissions paid in connection with the sale of franchise licenses are capitalized within prepaid expenses and other current assets (short-term portion) and $1,431 and $1,811 are capitalized within other non-current assets (long-term portion), respectively. The commissions are amortized to expense over the expected life of the related franchise agreement. Commissions of $410, $425 and $437 were amortized to selling, general and administrative expenses during the years ended January 6, 2024, December 31, 2022 and December 25, 2021, respectively.

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

The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 26, 2020	$8,879
Revenue recognized that was included in the contract liability at the beginning of the year	(2,599)
Increase, excluding amounts recognized as revenue during the period	3,511
Balance at December 25, 2021	9,791
Revenue recognized that was included in the contract liability at the beginning of the year	(2,289)
Increase, excluding amounts recognized as revenue during the period	3,483
Balance at December 31, 2022	10,985
Revenue recognized that was included in the contract liability at the beginning of the year	(3,063)
Increase, excluding amounts recognized as revenue during the period	3,954
Balance at January 6, 2024	$11,876

The weighted average remaining amortization period for deferred revenue is 3.2 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of January 6, 2024. The Company has elected to exclude short term contracts and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2024	$5,261
2025	1,226
2026	1,119
2027	1,063
2028	1,014
Thereafter	2,193
Total	$11,876

The summary set forth below represents the balances in deferred revenue as of January 6, 2024 and December 31, 2022:

	January 6, 2024	December 31, 2022
Franchise fees	$8,620	$8,167
Service revenue	3,256	2,818
Total deferred revenue	11,876	10,985
Long-term portion of deferred revenue	6,615	6,901
Current portion of deferred revenue	$5,261	$4,084

15. Equity-Based Compensation

2021 Omnibus Incentive Plan

In August 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of our IPO and provides for the grant of equity-based awards to employees, consultants, and non-employee directors. The 2021 Incentive Plan initially provided for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by our board of directors. As of January 6, 2024, there were 6,279,402 shares available for issuance under the 2021 Incentive Plan.

Class A Common Stock Options

During the year ended January 6, 2024, we granted 325,878 stock options with a weighted average exercise price of $19.76 per share to certain employees under the 2021 Incentive Plan. During the year ended December 31, 2022, no stock options were granted under the 2021 Incentive Plan. During the year ended December 25, 2021, we granted 322,997 stock options with an exercise price of $17.00 per share to certain employees under the 2021 Incentive Plan. The stock options granted have a ten-year contractual term and will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the stock options for the years ended January 6, 2024 and December 25, 2021 was $9.84 and $7.48, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period.

A summary of activity related to the options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	213,178	$17.00
Granted	325,878	19.76
Forfeited	(54,965)	17.91
Outstanding at January 6, 2024	484,091	$18.76	8.7	$—
Exercisable at January 6, 2024	—	—	—	—

During the years ended January 6, 2024, December 31, 2022 and December 25, 2021, we recognized $1,104, $440 and $305 of equity-based compensation expense related to the options in selling, general, and administrative expense, respectively. As of January 6, 2024, there was $2,486 of total unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of 2.1 years.

The Company previously used the Black-Scholes model to estimate the fair value of stock option grants. However, as the options granted during fiscal year 2023 were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a binomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the stock options granted during the year ended January 6, 2024:

For the Year Ended January 6, 2024
Expected dividend yield	0.0%
Expected volatility	61.5%
Risk-free rate	3.6%
Suboptimal exercise factor	2.5x

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

The following table presents the assumptions used in the Black-Scholes model to determine the fair value of the stock options granted during the year ended December 25, 2021.

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
•
Expected term - The period of time over which the awards are expected to remain outstanding. The Company estimated the expected term as the mid-point between actual or expected vesting date and the contractual term. An increase in the expected term would increase compensation expense.

Restricted Stock Units

During the years ended January 6, 2024, December 31, 2022 and December 25, 2021 we granted 349,569, 69,266 and 494,388 restricted stock units (“RSUs”), respectively, to certain directors and employees under the 2021 Incentive Plan. The awards generally vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the RSUs granted during the years ended January 6, 2024, December 31, 2022 and December 25, 2021 were $16.45, $21.42 and $17.42, respectively, and were equal to the closing price of the underlying Class A common stock on the date of grant. The total grant date fair value of the restricted stock units will be recognized as equity-based compensation expense over the vesting period.

A summary of activity related to the RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	285,459	$18.24
Granted	349,569	16.45
Vested	(146,243)	17.63
Forfeited	(66,924)	17.33
Outstanding at January 6, 2024	421,861	$17.11

During the years ended January 6, 2024, December 31, 2022 and December 25, 2021, we recognized $3,673, $2,839 and $1,219, respectively, of equity-based compensation expense related to the RSUs in selling, general, and administrative expense. As of January 6, 2024, there was $5,036 of total unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted average period of 1.8 years. The fair value of RSUs vested during the years ended January 6, 2024, December 31, 2022 and December 25, 2021 were $2,632, $3,117 and $307, respectively.

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

The following table sets forth the activity related to the Time-Based Units for the year ended January 6, 2024:

	Number of Time-Based Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	309,330	$2.53
Vested	(270,458)	2.48
Forfeited	(13,197)	3.40
Outstanding at January 6, 2024	25,675	$2.54

During the years ended January 6, 2024, December 31, 2022 and December 25, 2021 we recognized $1,088, $2,277 and $1,122, respectively, of equity-based compensation expense related to Time-based Units in selling, general, and administrative expense. Of the equity-based expense related to Time-based Units recognized during the year ended December 31, 2022, approximately $1,248 related to the acceleration of vesting on 75,000 Time-based Units in accordance with the separation agreement between the Company and our previous chief financial officer. As of January 6, 2024, there was $85 of total unrecognized compensation expense related to unvested time-based Incentive Units expected to be recognized over a weighted average period of 0.8 years. The fair value of Time-based Units vested during the years ended January 6, 2024, December 31, 2022 and December 25, 2021 were $4,215, $7,240 and $6,016, respectively.

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

The following table sets forth the activity related to the 2.0x and 2.5x Units for the year ended January 6, 2024:

	Number of 2.0x and 2.5x Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	72,579	$17.00
Vested	(44,642)	17.00
Forfeited	(16,500)	17.00
Outstanding at January 6, 2024	11,437	$17.00

During the years ended January 6, 2024, December 31, 2022 and December 25, 2021, we recognized $694, $1,123 and $7,240, respectively, of equity-based compensation expense related to the 2.0x Units and 2.5x Units included in selling, general and administrative expense. As of January 6, 2024, there was $202 of total unrecognized compensation expense related to unvested 2.0x Units and unvested 2.5x Units expected to be recognized over a weighted average period of 0.9 years. The fair value of 2.0x Units and 2.5x Units vested during the years ended January 6, 2024, December 31, 2022 and December 25, 2021 were $737, $1,603 and $1,194, respectively.

3.0x Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted Incentive Units with performance and market-based vesting criteria that would have vested upon achievement of 3.0x MOIC. In connection with the Reorganization Transactions, these awards were recapitalized into a new number of EWC Ventures Units (which we refer to as the “3.0x Units” both before and after the Reorganization Transactions). These awards were modified such that the awards will also be eligible to vest upon the occurrence of either (i) the achievement of a 2.0x MOIC at such time as General Atlantic’s investment in the Company is no less than 35% of the fully diluted units of the Company or (ii) the first of December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023 or December 31, 2023 on which a specific volume weighted average trading price ("VWAP") of our Class A common stock is achieved. Equity-based compensation expense was not previously recognized for these awards, based on the projected probability of achievement of the target.

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

During the year ended January 6, 2024 the Board modified the 3.0x units granted to nine employees to adjust the specified VWAP target described above. The Company’s VWAP exceeded the modified target as of March 31, 2023. As such, all of the 3.0x Units vested on that date. Incremental expense recognized in connection with the modification of the 3.0x Units was calculated as the difference between the fair value of the modified award and the fair value of the original award on the modification date. The fair value of the modified award was equal to the closing price of the underlying Class A common stock on the modification date. The Company used a Monte Carlo simulation to determine the fair value of the original award on the modification date. The following table presents the weighted average assumptions used in the simulation to determine the fair value of the original award on the modification date:

For the Year Ended January 6, 2024
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

The following table sets forth the activity related to the 3.0x Units for the year ended January 6, 2024:

	Number of 3.0x Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	533,707	$7.76
Vested	(533,707)	7.76
Outstanding at January 6, 2024	—	$—

During the years ended January 6, 2024, December 31, 2022 and December 25, 2021, we recognized $4,429, $2,354 and $1,249, respectively, of equity-based compensation expense related to the 3.0x Units in selling, general, and administrative expense. Of the expense recognized during the year ended January 6, 2024, $3,888 was incremental equity-based compensation expense related to the modification of the 3.0x Units. The fair value of 3.0x Units vested during the year ended January 6, 2024 was $10,140.

Summary of Equity-Based Compensation Expense

The Company recognized equity-based compensation expense in the following amounts within in selling, general and administrative expense on the Consolidated Statements of Operations:

	For the Years Ended
	January 6, 2024	December 31, 2022	December 25, 2021
Class A Common Stock Options	$1,104	$440	$305
Restricted Stock Units	3,673	2,839	1,219
Time-based Units	1,088	2,277	1,122
2.0x and 2.5x Units	694	1,123	7,240
3.0x Units	4,429	2,354	1,249
Total	$10,988	$9,033	$11,135

During the years ended January 6, 2024 and December 31, 2022 we recognized $946 and $595 of income tax benefit related to our equity-based compensation. There was no income tax benefit recognized for the period of August 4, 2021 to December 25, 2021 (the period following the Reorganization Transactions).

16. Employee retirement plan

The Company offers its employees the opportunity to participate in a defined contribution retirement plan, where eligible employees may contribute a percentage of their annual compensation subject to limitations set by the Internal Revenue Code. For the years ended January 6, 2024, December 31, 2022 and December 25, 2021, the employer match expense recognized under this plan was $453, $418 and $349, respectively, of which, $424, $391 and $330, respectively, is included in selling, general and administrative expenses and $29, $27 and $19, respectively, is included in cost of revenue on the Consolidated Statements of Operations.

17. Related party transactions

The Company paid fees to certain members for consulting services provided to the Company. Related party consulting fees of $117 for the year ended December 25, 2021 are included in selling, general, and administrative expenses in the Consolidated Statements of Operations. The term of the consulting services agreement ended in August 2021. For the years ended December 31, 2022 and January 6, 2024 there were no consulting fees paid to related parties.

18. Income Taxes

EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. Because EWC Ventures is our financial reporting predecessor and not subject to entity level income tax, no current or deferred income taxes were recorded in the period prior to August 4, 2021.

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

The components of income tax expense were as follows:

	For the Years Ended
	January 6, 2024	December 31, 2022	December 25, 2021
Current:
Federal	$—	$—	$—
State	613	523	114
	613	523	114
Deferred:
Federal	4,330	(45,423)	—
State	1,293	(8,291)	—
	5,623	(53,714)	—

Income Tax Expense	$6,236	$(53,191)	$114

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	For the Years Ended
	January 6, 2024	December 31, 2022	December 25, 2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net	9.6%	19.9%	2.2%
Pre-IPO period not subject to income tax	—	—	(53.1)%
Income attributable to noncontrolling interests	(3.8)%	3.4%	15.1%
Nondeductible executive compensation	0.3%	(0.2)%	0.8%
Tax receivable agreement	0.3%	(10.9)%	—
Investment in EWC Ventures	6.3%	(11.7)%	47.4%
Valuation allowance	—	112.2%	(30.6)%
Other	(0.1)%	0.7%	—
	33.6%	134.4%	2.8%

Deferred tax assets and liabilities, were as follows as of January 6, 2024 and December 31, 2022:

	January 6, 2024	December 31, 2022
Deferred tax assets
Net operating losses	$18,496	$15,592
Investment in EWC Ventures	72,009	55,804
Tax receivable agreement	43,251	33,205
Excess interest expense	3,089	995
Equity-based compensation	1,117	562
Other	253	36
Total deferred tax assets	138,215	106,194
Deferred tax liabilities
Other	—	(7)
Total deferred tax liabilities	—	(7)
Net deferred tax asset	$138,215	$106,187

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

The change in our valuation allowance against our deferred tax assets for the years ended January 6, 2024, December 31, 2022 and December 25, 2021 was as follows:

	For the Years Ended
	January 6, 2024	December 31, 2022	December 25, 2021
Beginning balance	$—	$(48,069)	$—
Recorded to additional-paid-in-capital	—	—	(50,373)
Recorded to other comprehensive income	—	—	32
Recorded to income tax expense	—	48,069	2,272
Ending balance	$—	$—	$(48,069)

Net Operating Loss Carryforwards

As of January 6, 2024, the Company has $77,916 of gross federal net operating loss carryforwards and $49,163 of gross state net operating loss carryforwards. The federal and certain state net operating losses have an indefinite carryforward period and are subject to an annual limitation of 80% of current year taxable income. The remaining net operating losses expire at various dates through 2038.

Uncertain Tax Positions

As of January 6, 2024 the Company does not have any unrecognized tax benefits. The Company is subject to audit examinations at the federal and state levels by the tax authorities for all tax years since formation of the Company.

Tax Receivable Agreement

As of January 6, 2024, future payments under the TRA are expected to be $206,636. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statement of Operations in the period in which the change occurs. As discussed above, the valuation allowance against the Company's deferred tax assets was released. As such, the full amount of the TRA liability has been recognized on our

Consolidated Balance Sheets as of December 31, 2022. We recognized income of $412 and charges of $56,228 and $195 in other (income) expense on our Consolidated Statement of Operations primarily relating to remeasurements of the TRA during the years ended January 6, 2024, December 31, 2022 and December 25, 2021, respectively. During the years ended January 6, 2024 and December 31, 2022, we paid $5,780 and $912, respectively, to our pre-IPO members in accordance with the TRA.

19. Net income (loss) per share

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

The following table sets forth the computation of basic net income (loss) per share of Class A common stock for the years ended January 6, 2024, December 31, 2022, and the period of August 4, 2021 to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	Year Ended	Year Ended	Period of August 4-
	January 6, 2024	December 31, 2022	December 25, 2021
(in thousands, except for share and per share amounts)
Net income (loss)	$12,346	$13,613	$(6,360)
Less: net income (loss) attributable to noncontrolling interests	3,754	6,050	(2,857)
Net income (loss) applicable to Class A common shareholders	$8,592	$7,563	$(3,503)
Basic weighted average outstanding shares
Class A Common Stock	49,510,401	40,010,456	32,234,507
Basic net income (loss) per share applicable to shareholders:
Class A Common Stock	$0.17	$0.19	$(0.11)

The following table sets forth the computation of diluted net income (loss) per share of Class A common stock for the years ended January 6, 2024, December 31, 2022, and the period of August 4, 2021 to December 25, 2021, which represents the period subsequent to the Reorganization Transactions:

	Year Ended	Year Ended	Period of August 4-
	January 6, 2024	December 31, 2022	December 25, 2021
(in thousands, except for share and per share amounts)
Net income (loss)	$12,346	$13,613	$(6,360)
Less: net income (loss) attributable to noncontrolling interests	3,752	6,037	(2,857)
Net income (loss) applicable to Class A common shareholders	$8,594	$7,576	$(3,503)
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	49,510,401	40,010,456	32,234,507
Effect of dilutive securities:
RSUs	78,937	124,607	—
Options	—	15,988	—
Diluted weighted average outstanding shares - Class A Common Stock	49,589,338	40,151,051	32,234,507
Diluted net income (loss) per share applicable to common shareholders:
Class A Common Stock	$0.17	$0.19	$(0.11)

For all periods presented, diluted net income (loss) per share of Class A common stock was calculated using the treasury stock method for RSUs and options.

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. 12,278,876, 18,175,652, and 26,700,477 shares of Class B common stock outstanding as of January 6, 2024, December 31, 2022, and December 25, 2021, respectively, were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted net income (loss) per share of Class A common stock.

In addition, for the year ended January 6, 2024, 484,091 stock options were excluded from the computation of diluted net income (loss) per share of Class A common stock as they were determined to be antidilutive. For the year ended December 25, 2021, 301,464 stock options and 455,971 restricted stock units were excluded from the computation of diluted net income (loss) per share of Class A common stock, because the effect would have been anti-dilutive as we recorded a net loss for the period. There were no options or RSUs that were antidilutive for the year ended December 31, 2022.

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

Based on that evaluation, our CEO and CFO concluded that as of January 6, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 6, 2024. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, our management concluded that, as of January 6, 2024, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 14 weeks ended January 6, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be held June 4, 2024. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.3	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
4.1	Description of Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual report on Form 10-K filed on March 9, 2023).
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

10.12

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

10.13

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

10.16+	European Wax Center, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.17+	Form of Severance Waiver and Employment Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.18+

Offer Letter by and between EWC Corporate, LLC and Stacie Shirley, dated as of March 3, 2023 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.19+

Severance Plan Agreement by and between the Registrant and Stacie Shirley, dated as of March 3, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2023).

10.20+

Offer Letter by and between EWC Corporate, LLC and Andrea Wasserman, dated as of May 18, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023)

10.21+

Severance Plan Agreement by and between the Registrant and Andrea Wasserman, dated as of May 30, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 9, 2023).

21.1	List of Subsidiaries(incorporated by reference to Exhibit 21.1 to the Registrant’s Annual report on Form 10-K filed on March 9, 2023)
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

European Wax Center, Inc.

Date: March 6, 2024	By:	/s/ DAVID L. WILLIS
David L. Willis
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID L. WILLIS	Chief Executive Officer and Director	March 6, 2024
David L. Willis	(Principal Executive Officer)

/s/ STACIE SHIRLEY	Chief Financial Officer	March 6, 2024
Stacie Shirley	(Principal Financial Officer)

/s/ CINDY THOMASSEE	Chief Accounting Officer and Controller	March 6, 2024
Cindy Thomassee	(Principal Accounting Officer)

/s/ DAVID P. BERG	Executive Chairman	March 6, 2024
David P. Berg

/s/ ALEXA BARTLETT	Director	March 6, 2024
Alexa Bartlett

/s/ ANDREW CRAWFORD	Director	March 6, 2024
Andrew Crawford

/s/ LAURIE ANN GOLDMAN	Director	March 6, 2024
Laurie Ann Goldman

/s/ SHAW JOSEPH	Director	March 6, 2024
Shaw Joseph

/s/ DORVIN D. LIVELY	Director	March 6, 2024
Dorvin D. Lively

/s/ NITAL SCOTT	Director	March 6, 2024
Nital Scott