Form 10-Q
period 2024-04-06
European Wax Center, Inc.
filed 2024-05-15
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2024

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

As of May 10, 2024, the registrant had 48,610,728 and 12,219,589 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	April 6, 2024	January 6, 2024
ASSETS
Current assets:
Cash and cash equivalents	$60,355	$52,735
Restricted cash	6,516	6,493
Accounts receivable, net	8,191	9,250
Inventory, net	22,314	20,767
Prepaid expenses and other current assets	5,469	6,252
Total current assets	102,845	95,497
Property and equipment, net	1,774	2,284
Operating lease right-of-use assets	4,138	4,012
Intangible assets, net	159,334	164,073
Goodwill	328,551	328,551
Deferred income taxes	137,307	138,215
Other non-current assets	2,912	3,094
Total assets	$736,861	$735,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,076	$17,966
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	9,369	9,363
Deferred revenue, current portion	4,187	5,261
Operating lease liabilities, current portion	1,250	1,232
Total current liabilities	34,882	37,822
Long-term debt, net	372,290	372,000
Tax receivable agreement liability, net of current portion	197,596	197,273
Deferred revenue, net of current portion	6,473	6,615
Operating lease liabilities, net of current portion	3,253	3,158
Other long-term liabilities	2,246	2,246
Total liabilities	616,740	619,114
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of April 6, 2024 and January 6, 2024, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,391,532 and 51,261,001 shares issued and 48,607,512 and 48,476,981 shares outstanding as of April 6, 2024 and January 6, 2024, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 12,219,589 and 12,278,876 shares issued and outstanding as of April 6, 2024 and January 6, 2024, respectively)	—	—
Treasury stock, at cost 2,784,020 shares of Class A common stock as of April 6, 2024 and January 6, 2024, respectively	(40,000)	(40,000)
Additional paid-in capital	233,819	232,848
Accumulated deficit	(106,685)	(109,506)
Total stockholders’ equity attributable to European Wax Center, Inc.	87,134	83,342
Noncontrolling interests	32,987	33,270
Total stockholders’ equity	120,121	116,612
Total liabilities and stockholders’ equity	$736,861	$735,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
REVENUE
Product sales	$29,498	$27,842
Royalty fees	12,436	12,351
Marketing fees	7,096	6,902
Other revenue	2,844	2,797
Total revenue	51,874	49,892
OPERATING EXPENSES
Cost of revenue	13,524	14,457
Selling, general and administrative	13,466	17,263
Advertising	8,688	7,809
Depreciation and amortization	5,000	5,063
Gain on sale of center	(81)	—
Total operating expenses	40,597	44,592
Income from operations	11,277	5,300
Interest expense, net	6,336	6,862
Other income	(20)	—
Income (loss) before income taxes	4,961	(1,562)
Income tax expense (benefit)	1,232	(509)
NET INCOME (LOSS)	$3,729	$(1,053)
Less: net income (loss) attributable to noncontrolling interests	908	(545)
NET INCOME (LOSS) ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$2,821	$(508)
Net income (loss) per share
Basic - Class A Common Stock	$0.06	$(0.02)
Diluted - Class A Common Stock	$0.06	$(0.02)
Weighted average shares outstanding
Basic - Class A Common Stock	48,555,134	47,988,681
Diluted - Class A Common Stock	48,633,413	62,683,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
Cash flows from operating activities:
Net income (loss)	$3,729	$(1,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,000	5,063
Amortization of deferred financing costs	1,377	1,318
Provision for inventory obsolescence	(30)	—
Provision for bad debts	9	19
Deferred income taxes	1,145	(486)
Remeasurement of tax receivable agreement liability	(20)	—
Gain on sale of center	(81)	—
Equity compensation	1,382	5,931
Changes in assets and liabilities:
Accounts receivable	1,035	(639)
Inventory, net	(1,537)	(2,230)
Prepaid expenses and other assets	1,160	(1,391)
Accounts payable and accrued liabilities	(1,184)	(2,267)
Deferred revenue	(1,029)	(70)
Other long-term liabilities	(232)	(14)
Net cash provided by operating activities	10,724	4,181
Cash flows from investing activities:
Purchases of property and equipment	(30)	(358)
Cash received for sale of center	135	—
Net cash provided by (used in) investing activities	105	(358)
Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	(1,000)
Distributions to EWC Ventures LLC members	(1,180)	(276)
Taxes on vested restricted stock units paid by withholding shares	(319)	(126)
Dividend equivalents to holders of EWC Ventures units	(687)	(735)
Net cash used in financing activities	(3,186)	(2,137)
Net increase in cash, cash equivalents and restricted cash	7,643	1,686
Cash, cash equivalents and restricted cash, beginning of period	59,228	50,794
Cash, cash equivalents and restricted cash, end of period	$66,871	$52,480
Supplemental cash flow information:
Cash paid for interest	$5,490	$5,560
Cash paid for income taxes	$40	$245
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$—	$122
Right-of-use assets obtained in exchange for operating lease obligations	$592	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 6, 2024	48,476,981	$—	12,278,876	$—	$232,848	$(109,506)	$(40,000)	$33,270	$116,612
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	56,232	—	(56,232)	—	—	—	—	—	—
Vesting of restricted stock units	99,023	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(24,724)	—	—	—	(319)	—	—	—	(319)
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,382	—	—	—	1,382
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,180)	(1,180)
Forfeiture of accrued dividend equivalents	—	—	—	—	—	—	—	10	10
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(113)	—	—	—	(113)
Allocation of equity to noncontrolling interests	—	—	—	—	21	—	—	(21)	—
Net income	—	—	—	—		2,821	—	908	3,729
Balance at April 6, 2024	48,607,512	$—	12,219,589	$—	$233,819	$(106,685)	$(40,000)	$32,987	$120,121

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at December 31, 2022	44,561,685	$—	18,175,652	$—	$207,517	$(118,437)	$(10,080)	$51,304	$130,304
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,129,351	—	(5,129,351)	—	—	—	—	—	—
Vesting of restricted stock units	33,546	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,708)	—	—	—	(126)	—	—	—	(126)
Equity compensation	—	—	—	—	5,931	—	—	—	5,931
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(276)	(276)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(3,519)	—	—	—	(3,519)
Allocation of equity to noncontrolling interests	—	—	—	—	12,657	—	—	(12,657)	—
Net loss	—	—	—	—	—	(508)	—	(545)	(1,053)
Balance at April 1, 2023	49,717,874	$—	13,046,301	$—	$222,460	$(118,945)	$(10,080)	$37,826	$131,261

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended April 6, 2024 and April 1, 2023 both consisted of 13 weeks.

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

The condensed consolidated balance sheet as of January 6, 2024 is derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 6, 2024 included in our annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended January 6, 2024 included in our annual report on Form 10-K.

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

(e) Recently issued accounting pronouncements not yet adopted

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

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	April 6, 2024	January 6, 2024
Prepaid inventory	$177	$238
Prepaid insurance	740	1,507
Prepaid technology	2,337	1,922
Prepaid advertising	1,256	1,038
Prepaid commissions	372	380
Prepaid other & other current assets	587	1,167
Total	$5,469	$6,252

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 6, 2024	January 6, 2024
Accounts payable	$8,068	$6,048
Accrued inventory	1,460	1,397
Accrued compensation	1,551	4,646
Accrued taxes and penalties	1,350	1,207
Accrued technology and subscription fees	187	237
Accrued interest	1,287	1,290
Accrued professional fees	655	458
Accrued advertising	740	1,375
Accrued dividend equivalents	112	799
Other accrued liabilities	666	509
Total accounts payable and accrued liabilities	$16,076	$17,966

5. Long-term debt

Long-term debt consists of the following:

	April 6, 2024	January 6, 2024
Class A-2 Notes	$393,000	$394,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	389,000	390,000
Less: unamortized debt discount and deferred financing costs	(16,710)	(18,000)
Total long-term debt, net	$372,290	$372,000

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn as of April 6, 2024.

Fair Value

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $33,967 as of April 6, 2024 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes had an approximate fair value of $375,158 as of April 6, 2024 which was determined using Level 2 inputs.

6. Equity Based Compensation

Restricted Stock Units

During the 13 weeks ended April 6, 2024 and April 1, 2023, we granted 356,727 and 270,055 restricted stock units (“RSUs”), respectively, to certain employees under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) that will generally vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 weeks ended April 6, 2024 and April 1, 2023 were $14.73 and $16.27, respectively, and were equal to the closing price of the underlying Class A common stock on the date of grant.

Class A Common Stock Options

During the 13 weeks ended April 6, 2024 and April 1, 2023, we granted 308,776 and 267,640 options with weighted average exercise prices of $17.74 and $19.60, respectively, to certain employees under the 2021 Incentive Plan. The stock options granted have a ten-year contractual term and will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the stock options were $8.40 and $9.81 for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. As these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a binomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the stock options granted during the 13 weeks ended April 6, 2024 and April 1, 2023:

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
Expected dividend yield	0.0%	0.0%
Expected volatility	56.0%	62.3%
Risk-free rate	4.1%	3.6%
Suboptimal exercise factor	2.5x	2.5x

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 6, 2024	$11,876
Revenue recognized that was included in the contract liability at the beginning of the year	(1,863)
Contract liability assumed by buyer of corporate-owned center	(187)
Increase, excluding amounts recognized as revenue during the period	834
Balance at April 6, 2024	$10,660

During the 13 weeks ended April 6, 2024, the Company recognized $1,863 in revenue that was included in the contract liability as of January 6, 2024. During the 13 weeks ended April 1, 2023, the Company recognized $950 in revenue that was included in the contract liability as of December 31, 2022.

The weighted average remaining amortization period for deferred revenue is 3.4 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 6, 2024. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2024 (from April 7, 2024)	$3,869
2025	1,240
2026	1,134
2027	1,081
2028	1,033
Thereafter	2,303
Total	$10,660

The summary set forth below represents the balances in deferred revenue as of April 6, 2024 and January 6, 2024:

	April 6, 2024	January 6, 2024
Franchise fees	$7,768	$8,620
Service revenue	2,892	3,256
Total deferred revenue	10,660	11,876
Long-term portion of deferred revenue	6,473	6,615
Current portion of deferred revenue	$4,187	$5,261

9. Sale of corporate-owned center

In March 2024, the Company sold one corporate-owned center for $135. The difference between the sale price and carrying value of the net assets sold was recognized as a gain of $81 in the condensed consolidated statements of operations for the 13 weeks ended April 6, 2024.

10. Income taxes

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

We recorded $1,232 in income tax expense and $509 of income tax benefit for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively. The effective tax rate was 24.8% and 32.6% for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively. The effective tax rate for the 13 weeks ended April 6, 2024 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 weeks ended April 1, 2023 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

Tax Receivable Agreement

As of April 6, 2024, future payments under the TRA are expected to be $206,965. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

11. Noncontrolling interests

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

The following table summarizes the ownership of EWC Ventures as of April 6, 2024:

	April 6, 2024
	Units Owned	Ownership Percentage
European Wax Center, Inc.	48,607,512	79.9%
Noncontrolling interests	12,196,992	20.1%
Total	60,804,504	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 weeks ended April 6, 2024 and April 1, 2023:

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
Net income (loss) attributable to European Wax Center, Inc.	$2,821	$(508)
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	21	12,657
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$2,842	$12,149

12. Net income (loss) per share

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

The following table sets forth the computation of basic net income (loss) per share of Class A common stock for the 13 weeks ended April 6, 2024 and April 1, 2023:

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
(in thousands, except for share and per share amounts)
Net income (loss)	$3,729	$(1,053)
Less: net income (loss) attributable to noncontrolling interests	940	(322)
Net income (loss) applicable to Class A common shareholders	$2,789	$(731)
Basic weighted average outstanding shares
Class A Common Stock	48,555,134	47,988,681
Basic net income (loss) per share applicable to common shareholders:
Class A Common Stock	$0.06	$(0.02)

The following table sets forth the computation of diluted net income (loss) per share of Class A common stock for the 13 weeks ended April 6, 2024 and April 1, 2023:

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
(in thousands, except for share and per share amounts)
Net income (loss)	$3,729	$(1,053)
Less: net income attributable to noncontrolling interests	939	—
Net income (loss) applicable to Class A common shareholders	$2,790	$(1,053)
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	48,555,134	47,988,681
Effect of dilutive securities:
Class B Common Stock	—	14,629,907
RSUs	78,279	65,136
Diluted weighted average outstanding shares - Class A Common Stock	48,633,413	62,683,724
Diluted net income (loss) per share applicable to common shareholders:
Class A Common Stock	$0.06	$(0.02)

For the 13 weeks ended April 6, 2024, diluted net income per share of Class A common stock was calculated using the treasury stock method. For the 13 weeks ended April 1, 2023, diluted net loss per share of Class A common stock was calculated using the if-converted method.

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

There were 12,219,589 shares of Class B common stock, 734,138 options and 342,350 RSUs excluded from the computation of diluted net income per share of Class A common stock for the 13 weeks ended April 6, 2024 as they were determined to be antidilutive. There were 480,818 options and 270,055 RSUs excluded from the computation of diluted net loss per share of Class A common stock for the 13 weeks ended April 1, 2023 as they were determined to be antidilutive.

13. Stockholders’ equity

Share Exchange Transactions

During the 13 weeks ended April 6, 2024 certain members of EWC Ventures exercised their exchange rights and exchanged 56,232 EWC Ventures Units and the corresponding shares of Class B common stock for 56,232 newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

14. Subsequent Events

On May 13, 2024, the Company’s Board of Directors approved a share repurchase program, which authorized the Company to repurchase, from time to time, as market conditions warrant, up to $50,000 of its shares of Class A common Stock. The share repurchase program does not obligate the Company to repurchase any particular amount of Class A common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management at its discretion based on a variety of factors such as the market price of its Class A common stock, corporate and legal requirements, general market and economic conditions, and compliance with the terms of agreements governing the Company’s outstanding indebtedness. Purchases of the Company’s Class A common stock may be made in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, in privately negotiated transactions or by other means in accordance with federal securities laws. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 6, 2024. The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, “Item 1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended January 6, 2024.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 23 million waxing services in 2023 and over 22 million waxing services in 2022 generating $955 million and $899 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 1,051 locations across 45 states as of April 6, 2024. Of these locations, 1,046 are franchised centers operated by franchisees and five are corporate-owned centers.

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

We believe our franchisees’ track record of successfully opening new centers and consistently generating attractive unit-level economics validates our strategy to expand our footprint and grow our capacity to serve more guests. Our center count grew 11% during both fiscal year 2023 and fiscal year 2022, and has grown each year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly-trained wax specialists that our brand has been known for since our initial opening. We believe that none of our existing markets are fully penetrated, and that we have a significant whitespace opportunity of more than 3,000 locations for our standard center format across the United States. Our centers have a long track record of sustained growth delivering consistent positive same-store sales growth with resilient performance through economic cycles.

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

Net New Center Openings. The number of net new center openings reflects centers opened during a particular reporting period for both franchisee-owned and corporate-owned centers, less centers closed during the same period. Opening new centers is an integral part of our growth strategy, and we expect the majority of our future new centers to be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue from new corporate-owned centers, we incur pre-opening costs, such as rent expense, labor expense and other operating expenses. Some of our centers open with an initial start-up period of higher-than-normal marketing and operating expenses, particularly as a percentage of monthly revenue.

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

	For the Thirteen Weeks Ended
(in thousands, except operating data and percentages)	April 6, 2024	April 1, 2023
Number of system-wide centers (at period end)	1,051	978
System-wide sales	$221,379	$218,441
Same-store sales	(1.2)%	4.5%
Net new center openings	7	34

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
System-wide Centers
Beginning of Period	1,044	944
Openings	10	35
Closures	(3)	(1)
End of Period	1,051	978

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

Our Ability to Recruit and Retain Qualified Licensed Wax Specialists for our Franchised Centers. Our franchisee’s ability to operate their centers is largely dependent upon their ability to attract and retain qualified, licensed wax specialists. Our unmatched scale enables us to ensure that we universally train our wax specialists at the highest standards, ensuring that our guests experience consistent level of quality, regardless of the specific center they visit. The combination of consistent service delivery, across our trained base of wax specialists, along with the payment ease and convenience of our well-known, pre-paid Wax Pass program fosters loyalty and return visits across our guest base. Over time, our ability to build and maintain a strong pipeline of licensed wax specialists is important to preserving our current brand position.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.9% and 55.8% of our total revenue for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.0% and 24.8% of our total revenue for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.7% and 13.8% of our total revenue for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees and training, which together represent 5.4% and 5.6% of our total revenue for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

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

Noncontrolling Interests: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income (loss) is allocated to the noncontrolling interests to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of EWC Ventures’ net income (loss).

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023	$ Change	% Change
Revenue:
Product sales	$29,498	$27,842	$1,656	5.9%
Royalty fees	12,436	12,351	85	0.7%
Marketing fees	7,096	6,902	194	2.8%
Other revenue	2,844	2,797	47	1.7%
Total revenue	51,874	49,892	1,982	4.0%
Operating expenses:
Cost of revenue	13,524	14,457	(933)	(6.5)%
Selling, general and administrative	13,466	17,263	(3,797)	(22.0)%
Advertising	8,688	7,809	879	11.3%
Depreciation and amortization	5,000	5,063	(63)	(1.2)%
Gain on sale of center	(81)	—	(81)	0.0%
Total operating expenses	40,597	44,592	(3,995)	(9.0)%
Income from operations	11,277	5,300	5,977	112.8%
Interest expense, net	6,336	6,862	(526)	(7.7)%
Other income	(20)	—	(20)	0.0%
Income before income taxes	4,961	(1,562)	6,523	417.6%
Income tax expense (benefit)	1,232	(509)	1,741	342.0%
Net income (loss)	$3,729	$(1,053)	$4,782	454.1%
Less: net income (loss) attributable to noncontrolling interests	908	(545)	1,453	266.6%
Net income (loss) attributable to European Wax Center, Inc.	$2,821	$(508)	$3,329	655.3%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
Revenue:
Product sales	56.9%	55.8%
Royalty fees	24.0%	24.8%
Marketing fees	13.7%	13.8%
Other revenue	5.4%	5.6%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.1%	29.0%
Selling, general and administrative	26.0%	34.6%
Advertising	16.7%	15.7%
Depreciation and amortization	9.6%	10.1%
Gain on sale of center	(0.1)%	—
Total operating expenses	78.3%	89.4%
Income from operations	21.7%	10.6%
Interest expense, net	12.2%	13.7%
Other income	(0.0)%	—
Income before income taxes	9.5%	(3.1)%
Income tax expense (benefit)	2.3%	(1.0)%
Net income (loss)	7.2%	(2.1)%
Less: net income (loss) attributable to noncontrolling interests	1.8%	(1.1)%
Net income (loss) attributable to European Wax Center, Inc.	5.4%	(1.0)%

Comparison of the Thirteen Weeks Ended April 6, 2024 and April 1, 2023

Revenue

Total revenue increased $2.0 million, or 4.0%, to $51.9 million during the 13 weeks ended April 6, 2024, compared to $49.9 million for the 13 weeks ended April 1, 2023. The increase in total revenue was largely due to 73 net new center openings that became operational during the period from April 2, 2023 through April 6, 2024 which was partially offset by a decrease in same store sales.

Product Sales

Product sales increased $1.7 million, or 5.9%, to $29.5 million during the 13 weeks ended April 6, 2024, compared to $27.8 million for the 13 weeks ended April 1, 2023. The increase in product sales was primarily due to new center openings that became operational during the period from April 2, 2023 to April 6, 2024 which was slightly offset by the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs.

Royalty Fees

Royalty fees increased $0.1 million, or 0.7%, to $12.4 million during the 13 weeks ended April 6, 2024, compared to $12.4 million for the 13 weeks ended April 1, 2023. The increase in royalty fees during the 13 weeks ended April 6, 2024 was the result of the increase in system-wide sales driven by new center openings that became operational during the period from April 2, 2023 to April 6, 2024 which was partially offset by a decrease in same store sales.

Marketing Fees

Marketing fees increased $0.2 million, or 2.8%, to $7.1 million during the 13 weeks ended April 6, 2024, compared to $6.9 million for the 13 weeks ended April 1, 2023. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings that became operational during the period from April 2, 2023 to April 6, 2024 which was partially offset by a decrease in same store sales.

Other Revenue

Other revenue increased $47 thousand, or 1.7%, to $2.8 million during the 13 weeks ended April 6, 2024 primarily due to an increase in technology fees driven by new center openings that became operational during the period from April 2, 2023 to April 6, 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $0.9 million, or 6.5%, to $13.5 million during the 13 weeks ended April 6, 2024, compared to $14.5 million for the 13 weeks ended April 1, 2023. The decrease in cost of revenue was primarily due to negotiated cost savings. However, this decrease was partially offset by higher product sales in the current year period driven by 73 net new center openings which became operational during the period from April 2, 2023 to April 6, 2024.

Selling, General and Administrative

Selling, general and administrative expenses decreased $3.8 million, or 22.0%, to $13.5 million during the 13 weeks ended April 6, 2024, compared to $17.3 million for the 13 weeks ended April 1, 2023. The decrease in selling, general and administrative expenses was primarily due to a decrease in payroll and benefits expense. The decrease is payroll and benefits expense was primarily due to additional expense recognized during the 13 weeks ended April 1, 2023 resulting from the modification of certain equity awards in that period.

Advertising

Advertising expenses increased $0.9 million, or 11.3%, to $8.7 million during the 13 weeks ended April 6, 2024, compared to $7.8 million for the 13 weeks ended April 1, 2023. The increase in advertising expense was attributable to new marketing initiatives designed to drive more center traffic through acquisition of new guests and retention of existing guests as well as the increase in marketing fee revenues.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended April 6, 2024 was largely consistent with the 13 weeks ended April 1, 2023, decreasing $63 thousand, or 1.2%, to $5.0 million for the 13 weeks ended April 6, 2024.

Interest Expense, net

Interest expense, net decreased $0.5 million, or 7.7%, to $6.3 million during the 13 weeks ended April 6, 2024, compared to $6.9 million for the 13 weeks ended April 1, 2023. The decrease was primarily due to an increase in interest income from the Company’s short-term investments during the 13 weeks ended April 6, 2024.

Income Tax Expense

We recorded $1.2 million in income tax expense and $0.5 million of income tax benefit for the 13 weeks ended April 6, 2024 and April 1, 2023, respectively. Income tax expense recognized in the 13 weeks ended April 6, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The income tax benefit recognized in the first 13 weeks of 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include non-cash equity-based compensation expense, non-cash gains and losses on remeasurement of our tax receivable agreement liability, contractual cash interest on our tax receivable agreement liability, transaction costs and other one-time expenses and/or gains. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
(in thousands)
Net income (loss)	$3,729	$(1,053)
Interest expense, net	6,336	6,862
Income tax expense (benefit)	1,232	(509)
Depreciation and amortization	5,000	5,063
EBITDA	$16,297	$10,363
Share-based compensation(1)	1,382	5,931
Remeasurement of tax receivable agreement liability (2)	(20)	—
Gain on sale of center (3)	(81)	—
Gain from legal judgment proceeds (4)	(80)	—
Adjusted EBITDA	$17,498	$16,294

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents gain on the sale of a corporate-owned center.
(4)
Represents the collection of cash proceeds from a legal judgment.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $60.4 million as of April 6, 2024.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through April 6, 2024 are currently expected to be $207.0 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 13 weeks ended April 6, 2024 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended January 6, 2024.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of April 6, 2024. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in Part 1 “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 6, 2024 in the section entitled “Risks Related to Our Organization and Structure—We are required to pay the EWC Ventures’ pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of certain affiliates of General Atlantic (the “Blocker Companies”) (including the Blocker Companies’ allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirteen Weeks Ended
	April 6, 2024	April 1, 2023
Net cash provided by (used in):
Operating activities	$10,724	$4,181
Investing activities	105	(358)
Financing activities	(3,186)	(2,137)
Net increase in cash	$7,643	$1,686

Operating Activities

During the 13 weeks ended April 6, 2024 and April 1, 2023, net cash provided by operating activities was $10.7 million and $4.2 million, respectively, an increase of $6.5 million. This increase was primarily due to less cash used to fund working capital in the current year compared to the prior year as well as an improvement in our operating results.

The increase in working capital in 2024 was primarily attributable to an increase of $1.5 million in inventory and a decrease of $1.2 million in accounts payable and accrued liabilities. These working capital increases were partially offset by a $1.0 million decrease in accounts receivable. The increase in inventory was largely due to the timing of inventory receipts from our vendors. The decrease in accounts payable and accrued liabilities was largely driven by the payment of accrued bonuses. The decrease in accounts receivable was mostly the result of lower billings in the first fiscal quarter of 2024 relative to the fourth fiscal quarter of 2023.

Investing Activities

In the first 13 weeks of fiscal year 2024 we received proceeds of $0.1 million from the sale of a corporate-owned center. During the 13 weeks ended April 6, 2024 and April 1, 2023, we used $30 thousand and $0.4 million of cash for capital expenditures, respectively.

Financing Activities

Cash used in financing activities was $3.2 million and $2.1 million during the 13 weeks ended April 6, 2024 and April 1, 2023, respectively. Financing activities during the first 13 weeks of 2024 consisted of the following payments:

•
$1.2 million in tax distribution payments to EWC Ventures members
•
$1.0 million repayment on the Class A-2 Notes
•
$0.7 million in dividend equivalents paid to holders of EWC Ventures Units and
•
$0.3 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the first 13 weeks of 2023 consisted of the following payments:

•
$1.0 million repayment on the Class A-2 Notes
•
$0.7 million in dividend equivalents paid to holders of EWC Ventures Units
•
$0.3 million in tax distributions to EWC Ventures members and
•
$0.1 million in taxes on vested RSUs paid by withholding shares.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 6, 2024.

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

Recent Accounting Pronouncements

See Note 2—Summary of significant accounting policies to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of the potential impact of the pronouncements on our financial condition and results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our Variable Funding Notes bear interest at a variable rate.

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of April 6, 2024 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Based on that evaluation, our CEO and CFO concluded that as of April 6, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 6, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended January 6, 2024. You should carefully consider the risk factors set forth in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the first quarter of fiscal year 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

European Wax Center, Inc.

Date: May 15, 2024	By:	/s/ DAVID L. WILLIS
David L. Willis
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ STACIE SHIRLEY
Stacie Shirley
Chief Financial Officer
(Principal Financial Officer)