Form 10-Q
period 2024-07-06
European Wax Center, Inc.
filed 2024-08-14
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2024

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

As of August 9, 2024, the registrant had 47,764,963 and 12,214,845 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	July 6, 2024	January 6, 2024
ASSETS
Current assets:
Cash and cash equivalents	$55,684	$52,735
Restricted cash	6,465	6,493
Accounts receivable, net	10,086	9,250
Inventory, net	22,062	20,767
Prepaid expenses and other current assets	6,276	6,252
Total current assets	100,573	95,497
Property and equipment, net	1,732	2,284
Operating lease right-of-use assets	3,866	4,012
Intangible assets, net	154,595	164,073
Goodwill	328,551	328,551
Deferred income taxes	136,088	138,215
Other non-current assets	2,504	3,094
Total assets	$727,909	$735,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,385	$17,966
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	2,873	9,363
Deferred revenue, current portion	4,315	5,261
Operating lease liabilities, current portion	1,274	1,232
Total current liabilities	28,847	37,822
Long-term debt, net	372,599	372,000
Tax receivable agreement liability, net of current portion	197,908	197,273
Deferred revenue, net of current portion	6,330	6,615
Operating lease liabilities, net of current portion	2,926	3,158
Other long-term liabilities	2,264	2,246
Total liabilities	610,874	619,114
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of July 6, 2024 and January 6, 2024, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,415,110 and 51,261,001 shares issued and 47,711,539 and 48,476,981 shares outstanding as of July 6, 2024 and January 6, 2024, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 12,214,845 and 12,278,876 shares issued and outstanding as of July 6, 2024 and January 6, 2024, respectively)	—	—
Treasury stock, at cost 3,703,571 and 2,784,020 shares of Class A common stock as of July 6, 2024 and January 6, 2024, respectively	(50,001)	(40,000)
Additional paid-in capital	237,218	232,848
Accumulated deficit	(102,379)	(109,506)
Total stockholders’ equity attributable to European Wax Center, Inc.	84,838	83,342
Noncontrolling interests	32,197	33,270
Total stockholders’ equity	117,035	116,612
Total liabilities and stockholders’ equity	$727,909	$735,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
REVENUE
Product sales	$33,923	$33,725	$63,421	$61,567
Royalty fees	14,465	14,147	26,901	26,498
Marketing fees	8,142	7,915	15,238	14,817
Other revenue	3,341	3,303	6,185	6,100
Total revenue	59,871	59,090	111,745	108,982
OPERATING EXPENSES
Cost of revenue	16,024	16,900	29,548	31,357
Selling, general and administrative	12,911	14,134	26,377	31,397
Advertising	11,576	8,684	20,264	16,493
Depreciation and amortization	4,985	5,045	9,985	10,108
Gain on sale of center	—	—	(81)	—
Total operating expenses	45,496	44,763	86,093	89,355
Income from operations	14,375	14,327	25,652	19,627
Interest expense, net	6,367	6,762	12,703	13,624
Other expense (income)	269	(792)	249	(792)
Income before income taxes	7,739	8,357	12,700	6,795
Income tax expense	1,739	2,763	2,971	2,254
NET INCOME	$6,000	$5,594	$9,729	$4,541
Less: net income attributable to noncontrolling interests	1,694	1,582	2,602	1,037
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$4,306	$4,012	$7,127	$3,504
Net income per share
Basic - Class A Common Stock	$0.09	$0.08	$0.15	$0.06
Diluted - Class A Common Stock	$0.09	$0.08	$0.15	$0.06
Weighted average shares outstanding
Basic - Class A Common Stock	48,176,149	50,335,784	48,365,642	49,162,232
Diluted - Class A Common Stock	48,216,643	50,439,538	48,425,028	49,246,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$9,729	$4,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,985	10,108
Amortization of deferred financing costs	2,773	2,639
Provision for inventory obsolescence	(70)	(11)
Provision for bad debts	113	80
Deferred income taxes	2,789	2,164
Remeasurement of tax receivable agreement liability	249	(792)
Gain on sale of center	(81)	—
Loss on disposal of property and equipment	3	—
Equity compensation	3,323	7,757
Changes in assets and liabilities:
Accounts receivable	(964)	(2,452)
Inventory, net	(1,246)	(506)
Prepaid expenses and other assets	948	(1,110)
Accounts payable and accrued liabilities	(835)	(1,464)
Deferred revenue	(1,044)	529
Other long-term liabilities	(541)	(263)
Net cash provided by operating activities	25,131	21,220
Cash flows from investing activities:
Purchases of property and equipment	(215)	(623)
Cash received for sale of center	135	—
Net cash used in investing activities	(80)	(623)
Cash flows from financing activities:
Principal payments on long-term debt	(2,000)	(2,000)
Distributions to EWC Ventures LLC members	(2,515)	(1,214)
Repurchase of Class A common stock	(10,001)	(819)
Taxes on vested restricted stock units paid by withholding shares	(393)	(146)
Dividend equivalents to holders of EWC Ventures units	(725)	(2,615)
Payments pursuant to tax receivable agreement	(6,496)	(3,209)
Net cash used in financing activities	(22,130)	(10,003)
Net increase in cash, cash equivalents and restricted cash	2,921	10,594
Cash, cash equivalents and restricted cash, beginning of period	59,228	50,794
Cash, cash equivalents and restricted cash, end of period	$62,149	$61,388
Supplemental cash flow information:
Cash paid for interest	$10,976	$11,097
Cash paid for income taxes	$444	$513
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$21	$—
Right-of-use assets obtained in exchange for operating lease obligations	$592	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 6, 2024	48,476,981	$—	12,278,876	$—	$232,848	$(109,506)	$(40,000)	$33,270	$116,612
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	56,232	—	(56,232)	—	—	—	—	—	—
Vesting of restricted stock units	99,023	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(24,724)	—	—	—	(319)	—	—	—	(319)
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,382	—	—	—	1,382
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,180)	(1,180)
Forfeiture of accrued dividend equivalents	—	—	—	—	—	—	—	10	10
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(113)	—	—	—	(113)
Allocation of equity to noncontrolling interests	—	—	—	—	21	—	—	(21)	—
Net income	—	—	—	—		2,821	—	908	3,729
Balance at April 6, 2024	48,607,512	$—	12,219,589	$—	$233,819	$(106,685)	$(40,000)	$32,987	$120,121
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	4,744	—	(4,744)	—	—	—	—	—	—
Vesting of restricted stock units	25,355	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,521)	—	—	—	(74)	—	—	—	(74)
Equity compensation	—	—	—	—	1,941	—	—	—	1,941
Repurchase of Class A common stock	(919,551)	—	—	—	—	—	(10,001)		(10,001)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,335)	(1,335)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	383	—	—	—	383
Allocation of equity to noncontrolling interests	—	—	—	—	1,149	—	—	(1,149)	—
Net income	—	—	—	—	—	4,306	—	1,694	6,000
Balance at July 6, 2024	47,711,539	$—	12,214,845	$—	$237,218	$(102,379)	$(50,001)	$32,197	$117,035

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at December 31, 2022	44,561,685	$—	18,175,652	$—	$207,517	$(118,437)	$(10,080)	$51,304	$130,304
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,129,351	—	(5,129,351)	—	—	—	—	—	—
Vesting of restricted stock units	33,546	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,708)	—	—	—	(126)	—	—	—	(126)
Equity compensation	—	—	—	—	5,931	—	—	—	5,931
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(276)	(276)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(3,519)	—	—	—	(3,519)
Allocation of equity to noncontrolling interests	—	—	—	—	12,657	—	—	(12,657)	—
Net loss	—	—	—	—	—	(508)	—	(545)	(1,053)
Balance at April 1, 2023	49,717,874	$—	13,046,301	$—	$222,460	$(118,945)	$(10,080)	$37,826	$131,261
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	652,558	—	(652,558)	—	—	—	—	—	—
Vesting of restricted stock units	12,131	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(29,697)	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(1,057)	—	—	—	(20)	—	—	—	(20)
Equity compensation	—	—	—	—	1,826	—	—	—	1,826
Repurchase of Class A Common Stock	(51,592)	—	—	—	—	—	(819)	—	(819)
Distributions to members of EWC Ventures	—	—	—	—		—	—	(938)	(938)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	98	98
Tax receivable liability and deferred taxes arising from share exchange	—	—	—	—	(421)	—	—	—	(421)
Allocation of equity to noncontrolling interests	—	—	—	—	1,682	—	—	(1,682)	—
Net income	—	—	—	—	—	4,012	—	1,582	5,594
Balance at July 1, 2023	50,329,914	$—	12,364,046	$—	$225,527	$(114,933)	$(10,899)	$36,886	$136,581

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended July 6, 2024 and July 1, 2023 both consisted of 13 weeks.

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

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	July 6, 2024	January 6, 2024
Prepaid inventory	$20	$238
Prepaid insurance	1,025	1,507
Prepaid technology	2,454	1,922
Prepaid advertising	1,719	1,038
Prepaid commissions	364	380
Prepaid other & other current assets	694	1,167
Total	$6,276	$6,252

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 6, 2024	January 6, 2024
Accounts payable	$5,567	$6,048
Accrued inventory	1,571	1,397
Accrued compensation	1,984	4,646
Accrued taxes and penalties	1,091	1,207
Accrued technology and subscription fees	129	237
Accrued interest	1,283	1,290
Accrued professional fees	980	458
Accrued advertising	3,113	1,375
Accrued dividend equivalents	75	799
Other accrued liabilities	592	509
Total accounts payable and accrued liabilities	$16,385	$17,966

5. Long-term debt

Long-term debt consists of the following:

	July 6, 2024	January 6, 2024
Class A-2 Notes	$392,000	$394,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	388,000	390,000
Less: unamortized debt discount and deferred financing costs	(15,401)	(18,000)
Total long-term debt, net	$372,599	$372,000

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (“Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn as of July 6, 2024.

Fair Value

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $32,329 as of July 6, 2024 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes had an approximate fair value of $377,496 as of July 6, 2024 which was determined using Level 2 inputs.

6. Equity Based Compensation

Restricted Stock Units

We granted 41,940 and 398,667 restricted stock units (“RSUs”) during the 13 and 26 weeks ended July 6, 2024, respectively, to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). We granted 69,088 and 339,143 during the 13 and 26 weeks ended July 1, 2023, respectively, to certain employees and directors under the 2021 Incentive Plan. The RSUs granted generally vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 and 26 weeks ended July 6, 2024 were $11.62 and $14.40, respectively. The weighted average grant date fair values of the RSUs granted during the 13 and 26 weeks ended July 1, 2023 were $17.01 and $16.42 respectively. The weighted average grant date fair values of the RSUs granted were equal to the closing price of the underlying Class A common stock on the grant dates.

Class A Common Stock Options

We granted 17,550 and 326,326 options during the 13 and 26 weeks ended July 6, 2024, respectively, to certain employees under the 2021 Incentive Plan. The weighted average exercise prices of options granted during the 13 and 26 weeks ended July 6, 2024 were $13.46 and $17.51 per share, respectively. We granted 49,455 and 317,095 options during the 13 and 26 weeks ended July 1, 2023, respectively, to certain employees under the 2021 Incentive Plan. The weighted average exercise prices of options granted during the 13 and 26 weeks ended July 1, 2023 were $20.69 and $19.77 per share, respectively. The options granted have a ten-year contractual term and will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the options were $6.41 and $8.29 for the 13 and 26 weeks ended July 6, 2024, respectively, and $10.11 and $9.85 for the 13 and 26 weeks ended July 1, 2023, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. As these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a binomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the options granted during the 13 and 26 weeks ended July 6, 2024 and July 1, 2023:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	56.0%	62.7%	56.0%	62.4%
Risk-free rate	4.3%	3.6%	4.1%	3.6%
Suboptimal exercise factor	2.5x	2.5x	2.5x	2.5x

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 6, 2024	$11,876
Revenue recognized that was included in the contract liability at the beginning of the year	(3,044)
Contract liability assumed by buyer of corporate-owned center	(187)
Increase, excluding amounts recognized as revenue during the period	2,000
Balance at July 6, 2024	$10,645

During the 13 and 26 weeks ended July 6, 2024, the Company recognized $1,181 and $3,044, respectively, in revenue that was included in the contract liability as of January 6, 2024. During the 13 and 26 weeks ended July 1, 2023, the Company recognized $610 and $1,560, respectively, in revenue that was included in the contract liability as of December 31, 2022.

The weighted average remaining amortization period for deferred revenue is 3.5 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 6, 2024. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2024 (from July 7, 2024)	$3,675
2025	1,258
2026	1,152
2027	1,098
2028	1,049
Thereafter	2,413
Total	$10,645

The summary set forth below represents the balances in deferred revenue as of July 6, 2024 and January 6, 2024:

	July 6, 2024	January 6, 2024
Franchise fees	$7,625	$8,620
Service revenue	3,020	3,256
Total deferred revenue	10,645	11,876
Long-term portion of deferred revenue	6,330	6,615
Current portion of deferred revenue	$4,315	$5,261

9. Sale of corporate-owned center

In March 2024, the Company sold one corporate-owned center for $135. The difference between the sale price and carrying value of the net assets sold was recognized as a gain of $81 in the condensed consolidated statements of operations for the 26 weeks ended July 6, 2024.

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

We recorded $1,739 and $2,971 in income tax expense for the 13 and 26 weeks ended July 6, 2024, respectively, and $2,763 and $2,254 in income tax expense for the 13 and 26 weeks ended July 1, 2023, respectively. The effective tax rate was 22.5% and 23.4% for the 13 and 26 weeks ended July 6, 2024, respectively, and 33.1% and 33.2% for the 13 and 26 weeks ended July 1, 2023, respectively. The effective tax rate for the 13 and 26 weeks ended July 6, 2024 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 and 26 weeks ended July 1, 2023 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation..

Tax Receivable Agreement

As of July 6, 2024, future payments under the TRA are expected to be $200,781. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

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

The following table summarizes the ownership of EWC Ventures as of July 6, 2024:

	July 6, 2024
	Units Owned	Ownership Percentage
European Wax Center, Inc.	47,711,539	79.6%
Noncontrolling interests	12,202,182	20.4%
Total	59,913,721	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 and 26 weeks ended July 6, 2024 and July 1, 2023:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
Net income attributable to European Wax Center, Inc.	$4,306	$4,012	$7,127	$3,504
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	1,149	1,682	1,170	14,339
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$5,455	$5,694	$8,297	$17,843

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 and 26 weeks ended July 6, 2024 and July 1, 2023:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
(in thousands, except for share and per share amounts)
Net income	$6,000	$5,594	$9,729	$4,541
Less: net income attributable to noncontrolling interests	1,571	1,528	2,508	1,357
Net income applicable to Class A common shareholders	$4,429	$4,066	$7,221	$3,184
Basic weighted average outstanding shares
Class A Common Stock	48,176,149	50,335,784	48,365,642	49,162,232
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.09	$0.08	$0.15	$0.06

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended July 6, 2024 and July 1, 2023:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
(in thousands, except for share and per share amounts)
Net income	$6,000	$5,594	$9,729	$4,541
Less: net income attributable to noncontrolling interests	1,570	1,523	2,506	1,355
Net income applicable to Class A common shareholders	$4,430	$4,071	$7,223	$3,186
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	48,176,149	50,335,784	48,365,642	49,162,232
Effect of dilutive securities:
RSUs	40,494	103,754	59,386	84,445
Diluted weighted average outstanding shares - Class A Common Stock	48,216,643	50,439,538	48,425,028	49,246,677
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.09	$0.08	$0.15	$0.06

For the 13 and 26 weeks ended July 6, 2024, diluted net income per share of Class A common stock was calculated using the treasury stock method. For the 13 and 26 weeks ended July 1, 2023, diluted net income per share of Class A common stock was calculated using the treasury stock method.

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

The following table sets forth the securities which were excluded from the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended July 6, 2024 and July 1, 2023 as they were determined to be antidilutive:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
Antidilutive securities excluded from the computation of diluted net income per share:
Class B Common Stock	12,214,845	12,364,046	12,214,845	12,364,046
Options	751,688	475,308	751,688	475,308
RSUs	574,390	-	384,290	-

13. Stockholders’ equity

Share Exchange Transactions

During the 13 and 26 weeks ended July 6, 2024 certain members of EWC Ventures exercised their exchange rights and exchanged 4,744 and 60,976, respectively, EWC Ventures Units and the corresponding shares of Class B common stock for 4,744 and 60,976, respectively, newly issued shares of Class A common stock. During the 13 and 26 weeks ended July 1, 2023 certain members of EWC Ventures exercised their exchange rights and exchanged 652,558 and 5,781,909, respectively, EWC Ventures Units and the corresponding shares of Class B common stock for 652,558 and 5,781,909, respectively, newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 13 and 26 weeks ended July 6, 2024 the Company repurchased 919,551 shares of Class A common stock at an average price of $10.88 per share for $10,001 pursuant to the stock repurchase program authorized by the Company’s Board of Directors (the “Board”) in May 2024. During the 13 and 26 weeks ended July 1, 2023 the Company repurchased 51,592 shares of Class A common stock at an average price of $15.88 per share for $819 pursuant to the stock repurchase program authorized by the Board in November 2022.

14. Subsequent Event

On August 14, 2024, the Company announced that David Willis has departed from his position as Chief Executive Officer of the Company, effective August 12, 2024. In connection with Mr. Willis’s departure as Chief Executive Officer, the Company announced on August 14, 2024 that David Berg, who has served the Company as Executive Chair since 2023 and previously served as the Company’s Chief Executive Officer, assumed the role of Chief Executive Officer effective as of August 12, 2024.

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

Overview

We are the largest and fastest-growing franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 23 million waxing services in 2023 and over 22 million waxing services in 2022 generating $955 million and $899 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 1,059 locations across 45 states as of July 6, 2024. Of these locations, 1,054 are franchised centers operated by franchisees and five are corporate-owned centers.

The European Wax Center brand is trusted, efficacious and accessible. Our culture is obsessed with our guest experience and we deliver a superior guest experience relative to smaller chains and independent salons. We offer guests high-quality, hygienic waxing services administered by our licensed, EWC-trained estheticians (our “wax specialists”), at our accessible and welcoming locations (our “centers”). Our technology-enabled guest interface simplifies and streamlines the guest experience with automated appointment scheduling and remote check-in capabilities, ensuring guest visits are convenient, hassle-free, and consistent across our network of centers. Our well-known, pre-paid Wax Pass program makes payment easy and convenient, fostering loyalty and return visits. Our core guests view us as a non-discretionary part of their personal-care and beauty regimens, providing us with a highly predictable and growing recurring revenue model.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands, except operating data and percentages)	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
Number of system-wide centers (at period end)	1,059	1,003	1,059	1,003
System-wide sales	$260,154	$254,189	$481,532	$472,630
Same-store sales	1.6%	2.6%	0.3%	3.4%
Net new center openings	8	25	15	59

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
System-wide Centers
Beginning of Period	1,051	978	1,044	944
Openings	11	26	21	61
Closures	(3)	(1)	(6)	(2)
End of Period	1,059	1,003	1,059	1,003

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

Overall Economic Trends. Macroeconomic factors that may affect guest spending patterns, and thereby our results of operations, include employment rates, the rate of inflation, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, we believe that our core guests see our services as largely non-discretionary in nature. Therefore, we believe that overall economic trends and related changes in consumer behavior have less of an impact on our core guests and business than they may have for other industries subject to fluctuations in discretionary consumer spending.

Guest Preferences and Demands. Our ability to maintain our appeal to existing guests and attract new guests depends on our ability to develop and offer a compelling assortment of services responsive to guest preferences and trends. We also believe that OOH waxing is a recurring need that brings guests back for services on a highly recurring basis which is reflected in the predictability of our financial performance over time. Core guests comprise approximately 75% of our system-wide sales, which reflects their ongoing commitment to their personal care routine.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.6% and 57.1% of our total revenue for the 13 weeks ended July 6, 2024 and July 1, 2023, respectively, and 56.8% and 56.5% of our total revenue for the 26 weeks ended July 6, 2024 and July 1, 2023, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.2% and 23.9% of our total revenue for the 13 weeks ended July 6, 2024 and July 1, 2023, respectively, and 24.1% and 24.3% of our total revenue for the 26 weeks ended July 6, 2024 and July 1, 2023, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.6% and 13.4% of our total revenue for the 13 weeks ended July 6, 2024 and July 1, 2023, respectively, and 13.6% and 13.6% of our total revenue for the 26 weeks ended July 6, 2024 and July 1, 2023, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees and training, which together represent 5.6% and 5.6% of our total revenue for the 13 weeks ended July 6, 2024 and July 1, 2023, respectively, and 5.5% and 5.6% of our total revenue for the 26 weeks ended July 6, 2024 and July 1, 2023, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	July 6, 2024	July 1, 2023	$ Change	% Change
Revenue:
Product sales	$33,923	$33,725	$198	0.6%
Royalty fees	14,465	14,147	318	2.2%
Marketing fees	8,142	7,915	227	2.9%
Other revenue	3,341	3,303	38	1.2%
Total revenue	59,871	59,090	781	1.3%
Operating expenses:
Cost of revenue	16,024	16,900	(876)	(5.2)%
Selling, general and administrative	12,911	14,134	(1,223)	(8.7)%
Advertising	11,576	8,684	2,892	33.3%
Depreciation and amortization	4,985	5,045	(60)	(1.2)%
Total operating expenses	45,496	44,763	733	1.6%
Income from operations	14,375	14,327	48	0.3%
Interest expense, net	6,367	6,762	(395)	(5.8)%
Other expense (income)	269	(792)	1,061	134.0%
Income before income taxes	7,739	8,357	(618)	(7.4)%
Income tax expense	1,739	2,763	(1,024)	(37.1)%
Net income	$6,000	$5,594	$406	7.3%
Less: net income attributable to noncontrolling interests	1,694	1,582	112	7.1%
Net income attributable to European Wax Center, Inc.	$4,306	$4,012	$294	7.3%

	For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	$ Change	% Change
Revenue:
Product sales	$63,421	$61,567	$1,854	3.0%
Royalty fees	26,901	26,498	403	1.5%
Marketing fees	15,238	14,817	421	2.8%
Other revenue	6,185	6,100	85	1.4%
Total revenue	111,745	108,982	2,763	2.5%
Operating expenses:
Cost of revenue	29,548	31,357	(1,809)	(5.8)%
Selling, general and administrative	26,377	31,397	(5,020)	(16.0)%
Advertising	20,264	16,493	3,771	22.9%
Depreciation and amortization	9,985	10,108	(123)	(1.2)%
Gain on sale of center	(81)	—	(81)	—
Total operating expenses	86,093	89,355	(3,262)	(3.7)%
Income from operations	25,652	19,627	6,025	30.7%
Interest expense, net	12,703	13,624	(921)	(6.8)%
Other expense (income)	249	(792)	1,041	131.4%
Income before income taxes	12,700	6,795	5,905	86.9%
Income tax expense	2,971	2,254	717	31.8%
Net income	$9,729	$4,541	$5,188	114.2%
Less: net income attributable to noncontrolling interests	2,602	1,037	1,565	150.9%
Net income attributable to European Wax Center, Inc.	$7,127	$3,504	$3,623	103.4%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
Revenue:
Product sales	56.6%	57.1%	56.8%	56.5%
Royalty fees	24.2%	23.9%	24.1%	24.3%
Marketing fees	13.6%	13.4%	13.6%	13.6%
Other revenue	5.6%	5.6%	5.5%	5.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.8%	28.6%	26.4%	28.8%
Selling, general and administrative	21.6%	23.9%	23.6%	28.8%
Advertising	19.3%	14.7%	18.1%	15.1%
Depreciation and amortization	8.3%	8.6%	8.9%	9.3%
Gain on sale of center	—	—	0.0%	—
Total operating expenses	76.0%	75.8%	77.0%	82.0%
Income from operations	24.0%	24.2%	23.0%	18.0%
Interest expense, net	10.6%	11.4%	11.4%	12.5%
Other expense (income)	0.5%	(1.3)%	0.2%	(0.7)%
Income before income taxes	12.9%	14.1%	11.4%	6.2%
Income tax expense	2.9%	4.7%	2.7%	2.0%
Net income	10.0%	9.4%	8.7%	4.2%
Less: net income attributable to noncontrolling interests	2.8%	2.7%	2.3%	1.0%
Net income attributable to European Wax Center, Inc.	7.2%	6.7%	6.4%	3.2%

Comparison of the Thirteen Weeks Ended July 6, 2024 and July 1, 2023

Revenue

Total revenue increased $0.8 million, or 1.3%, to $59.9 million during the 13 weeks ended July 6, 2024, compared to $59.1 million for the 13 weeks ended July 1, 2023. The increase in total revenue was largely due to 56 net new center openings that became operational during the period from July 2, 2023 through July 6, 2024

Product Sales

Product sales increased $0.2 million, or 0.6%, to $33.9 million during the 13 weeks ended July 6, 2024, compared to $33.7 million for the 13 weeks ended July 1, 2023. The increase in product sales was primarily due to new center openings that became operational during the period from July 2, 2023 to July 6, 2024. This increase was partially offset by the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs.

Royalty Fees

Royalty fees increased $0.3 million, or 2.2%, to $14.5 million during the 13 weeks ended July 6, 2024, compared to $14.1 million for the 13 weeks ended July 1, 2023. The increase in royalty fees during the 13 weeks ended July 6, 2024 was the result of the increase in system-wide sales driven by new center openings that became operational during the period from July 2, 2023 to July 6, 2024.

Marketing Fees

Marketing fees increased $0.2 million, or 2.9%, to $8.1 million during the 13 weeks ended July 6, 2024, compared to $7.9 million for the 13 weeks ended July 1, 2023. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings that became operational during the period from July 2, 2023 to July 6, 2024.

Other Revenue

Other revenue for the 13 weeks ended July 6, 2024 was largely consistent with the 13 weeks ended July 1, 2023, increasing $38 thousand or 1.2% to $3.3 million for the 13 weeks ended July 6, 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $0.9 million, or 5.2%, to $16.0 million during the 13 weeks ended July 6, 2024, compared to $16.9 million for the 13 weeks ended July 1, 2023. The decrease in cost of revenue was primarily due to negotiated cost savings. However, this decrease was slightly offset by higher product sales in the current year period driven by new center openings which became operational during the period from July 2, 2023 to July 6, 2024.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1.2 million, or 8.7%, to $12.9 million during the 13 weeks ended July 6, 2024, compared to $14.1 million for the 13 weeks ended July 1, 2023. The decrease in selling, general and administrative expenses was primarily due to a decrease in payroll and benefits expense as well as the collection of cash proceeds from a legal judgment. However, these decreases were partially offset by an increase in technology expense over the same period.

The decrease in payroll and benefits expense was primarily due to a decline in incentive compensation expense during the 13 weeks ended July 6, 2024 compared to the 13 weeks ended July 1, 2023. The decrease in payroll and benefits expense was partially offset by increased headcount in our corporate office to support the Company’s growth.

Advertising

Advertising expenses increased $2.9 million, or 33.3%, to $11.6 million during the 13 weeks ended July 6, 2024, compared to $8.7 million for the 13 weeks ended July 1, 2023. The increase in advertising expense was attributable to new marketing initiatives designed to drive more center traffic as well as the timing of expenses associated with seasonal marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended July 6, 2024 was largely consistent with the 13 weeks ended July 1, 2023, decreasing $60 thousand, or 1.2%, to $5.0 million for the 13 weeks ended July 6, 2024.

Interest Expense, net

Interest expense, net decreased $0.4 million, or 5.8%, to $6.4 million during the 13 weeks ended July 6, 2024, compared to $6.8 million for the 13 weeks ended July 1, 2023. The decrease was primarily due to an increase in interest income from the Company’s short-term investments during the 13 weeks ended July 6, 2024.

Income Tax Expense

We recorded $1.7 million and $2.8 million of income tax expense for the 13 weeks ended July 6, 2024 and July 1, 2023, respectively. Income tax expense recognized in the 13 weeks ended July 6, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 26 weeks ended July 1, 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

Comparison of the Twenty-Six Weeks Ended July 6, 2024 and July 1, 2023

Revenue

Total revenue increased $2.8 million, or 2.5%, to $111.7 million during the 26 weeks ended July 6, 2024, compared to $109.0 million for the 26 weeks ended July 1, 2023. The increase in total revenue was largely due to 56 net new center openings that became operational during the period from July 2, 2023 through July 6, 2024.

Product Sales

Product sales increased $1.9 million, or 3.0% to $63.4 million during the 26 weeks ended July 6, 2024, compared to $61.6 million for the 26 weeks ended July 1, 2023. The increase in product sales was primarily due to new center openings that became operational during the period from July 2, 2023 to July 6, 2024. This increase was partially offset by the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs.

Royalty Fees

Royalty fees increased $0.4 million, or 1.5%, to $26.9 million during the 26 weeks ended July 6, 2024, compared to $26.5 million for the 26 weeks ended July 1, 2023. The increase in royalty fees during the 26 weeks ended July 6, 2024 was the result of the increase in system-wide sales driven by new center openings that became operational during the period from July 2, 2023 to July 6, 2024.

Marketing Fees

Marketing fees increased $0.4 million, or 2.8%, to $15.2 million during the 26 weeks ended July 6, 2024, compared to $14.8 million for the 26 weeks ended July 1, 2023. Marketing fees increased as a result of the increase in system-wide sales driven by new center openings that became operational during the period from July 2, 2023 to July 6, 2024.

Other Revenue

Other revenue for the 26 weeks ended July 6, 2024 was largely consistent with the 26 weeks ended July 1, 2023, increasing $0.1 million or 1.4% to $6.2 million for the 26 weeks ended July 6, 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $1.8 million, or 5.8%, to $29.5 million during the 26 weeks ended July 6, 2024, compared to $31.4 million for the 26 weeks ended July 1, 2023. The decrease in cost of revenue was primarily due to negotiated cost savings. However, this decrease was slightly offset by higher product sales in the current year period driven by new center openings which became operational during the period from July 2, 2023 to July 6, 2024.

Selling, General and Administrative

Selling, general and administrative expenses decreased $5.0 million, or 16.0%, to $26.4 million during the 26 weeks ended July 6, 2024, compared to $31.4 million for the 26 weeks ended July 1, 2023. The decrease in selling, general and administrative expenses was primarily due to a decrease in payroll and benefits expense as well as the collection of cash proceeds from a legal judgment. However, these decreases were partially offset by an increase in technology expense over the same period.

The decrease in payroll and benefits expense was primarily due to additional expense recognized during the 26 weeks ended July 1, 2023 resulting from the modification of certain equity awards in that period as well as a decline in incentive compensation expense in the first half of 2024 compared to the first half of 2023. These decreases in payroll and benefits expense were partially offset by increased headcount in our corporate office to support the Company’s growth.

Advertising

Advertising expenses increased $3.8 million, or 22.9%, to $20.3 million during the 26 weeks ended July 6, 2024, compared to $16.5 million for the 26 weeks ended July 1, 2023. The increase in advertising expense was attributable to new marketing initiatives designed to drive more center traffic as well as the timing of expenses associated with seasonal marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 26 weeks ended July 6, 2024 was largely consistent with the 26 weeks ended July 1, 2023, decreasing $0.1 million, or 1.2%, to $10.0 million for the 26 weeks ended July 6, 2024.

Interest Expense, net

Interest expense, net decreased $0.9 million, or 6.8%, to $12.7 million during the 26 weeks ended July 6, 2024, compared to $13.6 million for the 26 weeks ended July 1, 2023. The decrease was primarily due to an increase in interest income from the Company’s short-term investments during the 26 weeks ended July 6, 2024.

Income Tax Expense

We recorded $3.0 million and $2.3 million in income tax expense for the 26 weeks ended July 6, 2024 and July 1, 2023, respectively. Income tax expense recognized in the 26 weeks ended July 6, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 26 weeks ended July 1, 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023	July 6, 2024	July 1, 2023
(in thousands)
Net income	$6,000	$5,594	$9,729	$4,541
Interest expense, net	6,367	6,762	12,703	13,624
Income tax expense	1,739	2,763	2,971	2,254
Depreciation and amortization	4,985	5,045	9,985	10,108
EBITDA	$19,091	$20,164	$35,388	$30,527
Share-based compensation(1)	1,941	1,826	3,323	7,757
Remeasurement of tax receivable agreement liability (2)	269	(792)	249	(792)
Gain on sale of center (3)	—	—	(81)	—
Gain from legal judgment proceeds (4)	(659)	—	(739)	—
Adjusted EBITDA	$20,642	$21,198	$38,140	$37,492

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents gain on the sale of a corporate-owned center.
(4)
Represents the collection of cash proceeds from a legal judgment.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $55.7 million as of July 6, 2024.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through July 6, 2024 are currently expected to be $200.8 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 26 weeks ended July 6, 2024 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended January 6, 2024.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn as of July 6, 2024. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in Part 1 “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 6, 2024 in the section entitled “Risks Relating to Our Organization and Structure—We are required to pay the EWC Ventures’ pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of certain affiliates of General Atlantic (the “Blocker Companies”) (including the Blocker Companies’ allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Twenty-Six Weeks Ended
	July 6, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	$25,131	$21,220
Investing activities	(80)	(623)
Financing activities	(22,130)	(10,003)
Net increase in cash	$2,921	$10,594

Operating Activities

During the 26 weeks ended July 6, 2024 and July 1, 2023, net cash provided by operating activities was $25.1 million and $21.2 million, respectively, an increase of $3.9 million. This increase was primarily due to less cash used to fund working capital in the current year compared to the prior year as well as an improvement in our operating results.

The increase in working capital in 2024 was primarily attributable to increases of $1.2 million and $1.0 million in inventory and accounts receivable, respectively, as well as a decrease of $0.8 million in accounts payable and accrued liabilities. The increase in inventory was largely due to the timing of inventory receipts from our vendors as well as the purchase of new product offerings. The increase in accounts receivable was mostly the result of higher billings at the end of the second fiscal quarter of 2024 relative to those at the end of the fourth fiscal quarter of 2023. The decrease in accounts payable and accrued liabilities was largely driven by the payment of accrued bonuses partially offset by an increase in accrued advertising expenses.

Investing Activities

In the first 26 weeks of fiscal year 2024 we received proceeds of $0.1 million from the sale of a corporate-owned center. During the 26 weeks ended July 6, 2024 and July 1, 2023, we used $0.2 million and $0.6 million of cash for capital expenditures, respectively.

Financing Activities

Cash used in financing activities was $22.1 million and $10.0 million during the 26 weeks ended July 6, 2024 and July 1, 2023, respectively. Financing activities during the first 26 weeks of 2024 consisted of the following payments:

•
$10.0 million used to repurchase 919,551 shares of Class A common stock
•
$6.5 million in payments made pursuant to the TRA
•
$2.5 million in tax distribution payments to EWC Ventures members
•
$2.0 million repayment on the Class A-2 Notes
•
$0.7 million in dividend equivalents paid to holders of EWC Ventures Units and
•
$0.4 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the first 26 weeks of 2023 consisted of the following payments:

•
$3.2 million in payments made pursuant to the TRA
•
$2.6 million in dividend equivalents paid to holders of EWC Ventures Units
•
$2.0 million repayment on the Class A-2 Notes
•
$1.2 million in tax distributions to EWC Ventures members
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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of July 6, 2024 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Based on that evaluation, our CEO and CFO concluded that as of July 6, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 6, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the second quarter of fiscal year 2024.

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 7, 2024 — May 4, 2024	—	$—	—	$50,000,000
May 5, 2024 — June 1, 2024	919,551	10.88	919,551	39,998,870
June 2, 2024 — July 6, 2024	—	—	—	39,998,870
Total	919,551	$—	919,551	$39,998,870

(1)
In the second quarter of fiscal year 2024, 919,551 shares of Class A common stock were repurchased pursuant to the $50.0 million share repurchase plan authorized by our board of directors on May 13, 2024. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the second quarter of fiscal year 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

European Wax Center, Inc.

Date: August 14, 2024	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ STACIE SHIRLEY
Stacie Shirley
Chief Financial Officer
(Principal Financial Officer)