Form 10-Q
period 2024-10-05
European Wax Center, Inc.
filed 2024-11-15
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2024

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

As of November 8, 2024, the registrant had 44,758,762 and 12,184,191 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	October 5, 2024	January 6, 2024
ASSETS
Current assets:
Cash and cash equivalents	$48,017	$52,735
Restricted cash	6,487	6,493
Accounts receivable, net	7,139	9,250
Inventory, net	20,570	20,767
Prepaid expenses and other current assets	5,239	6,252
Total current assets	87,452	95,497
Property and equipment, net	1,563	2,284
Operating lease right-of-use assets	3,591	4,012
Intangible assets, net	436,994	451,495
Goodwill	39,112	39,112
Deferred income taxes	137,003	138,623
Other non-current assets	2,250	3,094
Total assets	$707,965	$734,117
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,545	$17,966
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	2,807	9,363
Deferred revenue, current portion	3,952	5,261
Operating lease liabilities, current portion	1,283	1,232
Total current liabilities	27,587	37,822
Long-term debt, net	372,913	372,000
Tax receivable agreement liability, net of current portion	198,461	197,273
Deferred revenue, net of current portion	6,054	6,615
Operating lease liabilities, net of current portion	2,606	3,158
Other long-term liabilities	2,444	2,246
Total liabilities	610,065	619,114
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of October 5, 2024 and January 6, 2024, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,508,038 and 51,261,001 shares issued and 44,747,397 and 48,476,981 shares outstanding as of October 5, 2024 and January 6, 2024, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 12,192,191 and 12,278,876 shares issued and outstanding as of October 5, 2024 and January 6, 2024, respectively)	—	—
Treasury stock, at cost 6,760,641 and 2,784,020 shares of Class A common stock as of October 5, 2024 and January 6, 2024, respectively	(70,147)	(40,000)
Additional paid-in capital	241,615	232,902
Accumulated deficit	(102,384)	(110,878)
Total stockholders’ equity attributable to European Wax Center, Inc.	69,084	82,024
Noncontrolling interests	28,816	32,979
Total stockholders’ equity	97,900	115,003
Total liabilities and stockholders’ equity	$707,965	$734,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
REVENUE
Product sales	$31,684	$31,890	$95,105	$93,457
Royalty fees	13,413	13,345	40,314	39,843
Marketing fees	7,603	7,551	22,841	22,368
Other revenue	2,730	2,931	8,915	9,031
Total revenue	55,430	55,717	167,175	164,699
OPERATING EXPENSES
Cost of revenue	15,003	15,721	44,551	47,078
Selling, general and administrative	17,474	14,372	43,851	45,769
Advertising	8,409	8,099	28,673	24,592
Depreciation and amortization	5,073	5,135	15,246	15,432
Gain on sale of center	—	—	(81)	—
Gain on disposal of assets and non-cancellable contracts	(2)	—	(2)	—
Total operating expenses	45,957	43,327	132,238	132,871
Income from operations	9,473	12,390	34,937	31,828
Interest expense, net	6,340	6,471	19,043	20,095
Other expense (income)	285	36	535	(756)
Income before income taxes	2,848	5,883	15,359	12,489
Income tax expense	818	1,765	3,751	3,981
NET INCOME	$2,030	$4,118	$11,608	$8,508
Less: net income attributable to noncontrolling interests	550	1,235	3,114	2,234
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$1,480	$2,883	$8,494	$6,274
Net income per share
Basic - Class A Common Stock	$0.03	$0.06	$0.18	$0.12
Diluted - Class A Common Stock	$0.03	$0.06	$0.18	$0.12
Weighted average shares outstanding
Basic - Class A Common Stock	46,388,266	50,321,994	47,706,516	49,548,820
Diluted - Class A Common Stock	46,400,419	50,428,170	47,750,157	49,640,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$11,608	$8,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,246	15,432
Amortization of deferred financing costs	4,171	3,964
Provision for inventory obsolescence	(25)	(4)
Provision for bad debts	393	105
Deferred income taxes	3,568	3,768
Remeasurement of tax receivable agreement liability	535	(756)
Gain on sale of center	(81)	—
Loss on disposal of property and equipment	3	11
Equity compensation	4,205	9,489
Changes in assets and liabilities:
Accounts receivable	1,702	(189)
Inventory, net	202	1,319
Prepaid expenses and other assets	2,426	(1,300)
Accounts payable and accrued liabilities	(1,642)	(1,180)
Deferred revenue	(1,683)	178
Other long-term liabilities	(678)	(489)
Net cash provided by operating activities	39,950	38,856
Cash flows from investing activities:
Purchases of property and equipment	(276)	(774)
Cash received for sale of center	135	—
Net cash used in investing activities	(141)	(774)
Cash flows from financing activities:
Principal payments on long-term debt	(3,000)	(3,000)
Distributions to EWC Ventures LLC members	(3,584)	(2,492)
Repurchase of Class A common stock	(30,147)	(6,369)
Taxes on vested restricted stock units paid by withholding shares	(549)	(516)
Dividend equivalents to holders of EWC Ventures units	(757)	(2,787)
Payments pursuant to tax receivable agreement	(6,496)	(3,209)
Net cash used in financing activities	(44,533)	(18,373)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,724)	19,709
Cash, cash equivalents and restricted cash, beginning of period	59,228	50,794
Cash, cash equivalents and restricted cash, end of period	$54,504	$70,503
Supplemental cash flow information:
Cash paid for interest	$16,443	$16,621
Cash paid for income taxes	$498	$633
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$30	$—
Right-of-use assets obtained in exchange for operating lease obligations	$592	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 6, 2024	48,476,981	$—	12,278,876	$—	$232,902	$(110,878)	$(40,000)	$32,979	$115,003
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	56,232	—	(56,232)	—	—	—	—	—	—
Vesting of restricted stock units	99,023	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(24,724)	—	—	—	(319)	—	—	—	(319)
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,382	—	—	—	1,382
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,180)	(1,180)
Forfeiture of accrued dividend equivalents	—	—	—	—	—	—	—	10	10
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(112)	—	—	—	(112)
Allocation of equity to noncontrolling interests	—	—	—	—	21	—	—	(21)	—
Net income	—	—	—	—		2,765	—	889	3,654
Balance at April 6, 2024	48,607,512	$—	12,219,589	$—	$233,874	$(108,113)	$(40,000)	$32,677	$118,438
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	4,744	—	(4,744)	—	—	—	—	—	—
Vesting of restricted stock units	25,355	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,521)	—	—	—	(74)	—	—	—	(74)
Equity compensation	—	—	—	—	1,941	—	—	—	1,941
Repurchase of Class A common stock	(919,551)	—	—	—	—	—	(10,001)		(10,001)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,335)	(1,335)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	381	—	—	—	381
Allocation of equity to noncontrolling interests	—	—	—	—	1,149	—	—	(1,149)	—
Net income	—	—	—	—	—	4,249	—	1,675	5,924
Balance at July 6, 2024	47,711,539	$—	12,214,845	$—	$237,271	$(103,864)	$(50,001)	$31,868	$115,274
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	22,654	—	(22,654)	—	—	—	—	—	—
Vesting of restricted stock units	90,023	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units									—
Equity compensation	—	—	—	—	882	—	—	—	882
Repurchase of Class A common stock	(3,057,070)	—	—	—	—	—	(20,146)	—	(20,146)
Distributions to members of EWC Ventures	—	—	—	—	—		—	(1,069)	(1,069)
Shares withheld for taxes on vested restricted stock units	(19,749)	—	—	—	(156)	—	—	—	(156)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	1,085	—	—	—	1,085
Allocation of equity to noncontrolling interests	—	—	—	—	2,533	—	—	(2,533)	—
Net income	—	—	—	—	—	1,480	—	550	2,030
Balance at October 5, 2024	44,747,397	$—	12,192,191	$—	$241,615	$(102,384)	$(70,147)	$28,816	$97,900

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at December 31, 2022	44,561,685	$—	18,175,652	$—	$207,492	$(119,583)	$(10,080)	$51,088	$128,917
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,129,351	—	(5,129,351)	—	—	—	—	—	—
Vesting of restricted stock units	33,546	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,708)	—	—	—	(126)	—	—	—	(126)
Equity compensation	—	—	—	—	5,931	—	—	—	5,931
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(276)	(276)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(3,549)	—	—	—	(3,549)
Allocation of equity to noncontrolling interests	—	—	—	—	12,657	—	—	(12,657)	—
Net loss	—	—	—	—	—	(564)	—	(565)	(1,129)
Balance at April 1, 2023	49,717,874	$—	13,046,301	$—	$222,405	$(120,147)	$(10,080)	$37,590	$129,768
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	652,558	—	(652,558)	—	—	—	—	—	—
Vesting of restricted stock units	12,131	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(29,697)	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(1,057)	—	—	—	(20)	—	—	—	(20)
Equity compensation	—	—	—	—	1,826	—	—	—	1,826
Repurchase of Class A Common Stock	(51,592)	—	—	—	—	—	(819)	—	(819)
Distributions to members of EWC Ventures	—	—	—	—		—	—	(938)	(938)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	98	98
Tax receivable liability and deferred taxes arising from share exchange	—	—	—	—	(425)	—	—	—	(425)
Allocation of equity to noncontrolling interests	—	—	—	—	1,682	—	—	(1,682)	—
Net income	—	—	—	—	—	3,955	—	1,564	5,519
Balance at July 1, 2023	50,329,914	$—	12,364,046	$—	$225,468	$(116,192)	$(10,899)	$36,632	$135,009
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	57,974	—	(57,974)	—	—	—	—	—	—
Vesting of restricted stock units	90,715	—	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,732	—	—	—	1,732
Repurchase of Class A Common Stock	(325,892)	—	—	—	—	—	(5,550)	—	(5,550)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,278)	(1,278)
Shares withheld for taxes on vested restricted stock units	(20,787)	—	—	—	(375)	—	—	—	(375)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	167	—	—	—	167
Allocation of equity to noncontrolling interests	—	—	—	—	794	—	—	(794)	—
Net income	—	—	—	—	—	2,883	—	1,235	4,118
Balance at September 30, 2023	50,131,924	$—	12,306,072	$—	$227,786	$(113,309)	$(16,449)	$35,795	$133,823

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended October 5, 2024 and September 30, 2023 both consisted of 13 weeks.

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

(f) Immaterial restatement of prior period financial statements

Subsequent to the issuance of the condensed consolidated financial statements for the period ended July 6, 2024, we identified that an error existed in the purchase price allocation related to the General Atlantic acquisition of EWC Ventures. This error affects the financial statements for the period ended December 29, 2018, as well as all subsequent periods. Specifically, we identified an improper application of the valuation methodology within the historical valuations of the Company’s trade name, franchise relationships and goodwill. This resulted in an understatement of the trade name and franchise relationships of $285,657 and $3,782 respectively and an overstatement of goodwill in the amount of $289,439. Additionally, the error also resulted in an understatement of accumulated amortization of $2,206 thousands as of July 6, 2024. We evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. The accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Form 10-Q have been revised to correct for the immaterial error discussed above. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements presented in this Form 10-Q.

The following table represents the adjustments to our consolidated balance sheets as of January 6, 2024 (in thousands):

	For the Year Ended January 6, 2024
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheets	(in thousands)

Intangible assets, net	$164,073	$287,422	$451,495
Goodwill	328,551	(289,439)	39,112
Deferred income taxes	138,215	408	138,623
Total assets	735,726	(1,609)	734,117
Additional paid-in capital	232,848	54	232,902
Accumulated deficit	(109,506)	(1,372)	(110,878)
Noncontrolling interest	33,270	(291)	32,979
Total stockholders’ equity	116,612	(1,609)	115,003
Total liabilities and stockholders’ equity	735,726	(1,609)	734,117

The following table represents the adjustments to our condensed consolidated statements of operations for the thirteen weeks ended September 30, 2023 and the adjustments to our condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the thirty-nine weeks ended September 30, 2023 (in thousands except earnings per share):

	Thirteen weeks ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations	(in thousands)

Depreciation and amortization	$5,040	$95	$5,135
Income tax expense (income)	1,784	(19)	1,765
Net income	4,194	(76)	4,118
Net income attributable to noncontrolling interest	1,253	(18)	1,235
Net income attributable to European Wax Center Inc.	2,941	(58)	2,883
Net profit (loss) per share attributable to Class A ordinary shareholders, basic	$0.06	$—	$0.06
Net profit (loss) per share attributable to Class A ordinary shareholders, diluted	$0.06	$—	$0.06

	Thirty-nine weeks ended September 30, 2023
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Condensed Consolidated Statements of Operations
Depreciation and amortization	$15,148	$284	$15,432
Income tax expense (income)	4,038	(57)	3,981
Net income	8,735	(227)	8,508
Net income attributable to noncontrolling interest	2,290	(56)	2,234
Net income attributable to European Wax Center Inc.	6,445	(171)	6,274
Net profit (loss) per share attributable to Class A ordinary shareholders, basic	$0.12	$—	$0.12
Net profit (loss) per share attributable to Class A ordinary shareholders, diluted	$0.12	$—	$0.12
Condensed Consolidated Statements of Cash Flows
Net income	$8,735	$(227)	$8,508
Depreciation and amortization	15,148	284	15,432
Deferred income taxes	3,825	(57)	3,768

The following tables represent the adjustments to our condensed consolidated statements of stockholders' equity as of each date described (in thousands):

	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity
Condensed Consolidated Statements of Stockholders' Equity	(in thousands)
As Reported

Balance, December 31, 2022	$207,517	$(118,437)	$51,304	$130,304
Net Loss	—	(508)	(545)	(1,053)
TRA liability and deferred taxes arising from secondary offering and other exchanges	(3,519)	—	—	(3,519)
Balance, April 1, 2023	222,460	(118,945)	37,826	131,261
Adjustment
Balance, December 31, 2022	(25)	(1,146)	(216)	(1,387)
Net Loss	—	(56)	(20)	(76)
TRA liability and deferred taxes arising from secondary offering and other exchanges	(30)	—	—	(30)
Balance, April 1, 2023	(55)	(1,202)	(236)	(1,493)
As Restated
Balance, December 31, 2022	207,492	(119,583)	51,088	128,917
Net Loss	—	(564)	(565)	(1,129)
TRA liability and deferred taxes arising from secondary offering and other exchanges	(3,549)	—	—	(3,549)
Balance, April 1, 2023	222,405	(120,147)	37,590	129,768

As Reported
Balance, April 1, 2023	$222,460	$(118,945)	$37,826	$131,261
Net Income	—	4,012	1,582	5,594
TRA liability and deferred taxes arising from secondary offering and other exchanges	(421)	—	—	(421)
Balance, July 1, 2023	225,527	(114,933)	36,886	136,581
Adjustment
Balance, April 1, 2023	(55)	(1,202)	(236)	(1,493)
Net Loss	—	(57)	(18)	(75)
TRA liability and deferred taxes arising from secondary offering and other exchanges	(4)	—	—	(4)
Balance, July 1, 2023	(59)	(1,259)	(254)	(1,572)
As Restated
Balance, April 1, 2023	222,405	(120,147)	37,590	129,768
Net Income	—	3,955	1,564	5,519
TRA liability and deferred taxes arising from secondary offering and other exchanges	(425)	—	—	(425)
Balance, July 1, 2023	225,468	(116,192)	36,632	135,009

As Reported
Balance, July 1, 2023	$225,527	$(114,933)	$36,886	$136,581
Net Income	—	2,941	1,253	4,194
TRA liability and deferred taxes arising from secondary offering and other exchanges	167	—	—	167
Balance, September 30, 2023	227,845	(111,992)	36,067	135,471
Adjustment
Balance, July 1, 2023	(59)	(1,259)	(254)	(1,572)
Net Loss	—	(58)	(18)	(76)
TRA liability and deferred taxes arising from secondary offering and other exchanges
Balance, September 30, 2023	(59)	(1,317)	(272)	(1,648)
As Restated
Balance, July 1, 2023	225,468	(116,192)	36,632	135,009
Net Income	—	2,883	1,235	4,118
TRA liability and deferred taxes arising from secondary offering and other exchanges	167	—	—	167
Balance, September 30, 2023	227,786	(113,309)	35,795	133,823

As Reported
Balance, January 6, 2024	$232,848	$(109,506)	$33,270	$116,612
Net Income	—	2,821	908	3,729

TRA liability and deferred taxes arising from secondary offering and other exchanges	(113)
Balance, April 6, 2024	233,819	(106,685)	32,987	120,121
Adjustment
Balance, January 6, 2024	54	(1,374)	(291)	(1,609)
Net Loss	—	(56)	(19)	(75)
TRA liability and deferred taxes arising from secondary offering and other exchanges	—	—	—
Balance, April 6, 2024	55	(1,428)	(310)	(1,683)
As Restated
Balance, January 6, 2024	232,902	(110,878)	32,979	115,003
Net Income	—	2,765	889	3,654
TRA liability and deferred taxes arising from secondary offering and other exchanges	(112)
Balance, April 6, 2024	233,874	(108,113)	32,677	118,438

As Reported
Balance, April 6, 2024	$233,819	$(106,685)	$32,987	$120,121
Net Income	—	4,306	1,694	6,000
TRA liability and deferred taxes arising from secondary offering and other exchanges	383	—	—	383
Balance, July 6, 2024	237,218	(102,379)	32,197	117,035
Adjustment
Balance, April 6, 2024	55	(1,428)	(310)	(1,683)
Net Loss	—	(57)	(19)	(76)
TRA liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—
Balance, July 6, 2024	53	(1,485)	(329)	(1,761)
As Restated
Balance, April 6, 2024	233,874	(108,113)	32,677	118,438
Net Income	—	4,249	1,675	5,924
TRA liability and deferred taxes arising from secondary offering and other exchanges	381
Balance, July 6, 2024	237,271	(103,864)	31,868	115,274

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	October 5, 2024	January 6, 2024
Prepaid inventory	$74	$238
Prepaid insurance	1,758	1,507
Prepaid technology	1,772	1,922
Prepaid advertising	819	1,038
Prepaid commissions	355	380
Prepaid other & other current assets	461	1,167
Total	$5,239	$6,252

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	October 5, 2024	January 6, 2024
Accounts payable	$5,018	$6,048
Accrued inventory	1,281	1,397
Accrued compensation	3,718	4,646
Accrued taxes and penalties	803	1,207
Accrued technology and subscription fees	124	237
Accrued interest	1,219	1,290
Accrued professional fees	1,151	458
Accrued advertising	1,197	1,375
Accrued dividend equivalents	42	799
Other accrued liabilities	992	509
Total accounts payable and accrued liabilities	$15,545	$17,966

5. Long-term debt

Long-term debt consists of the following:

	October 5, 2024	January 6, 2024
Class A-2 Notes	$391,000	$394,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	387,000	390,000
Less: unamortized debt discount and deferred financing costs	(14,087)	(18,000)
Total long-term debt, net	$372,913	$372,000

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (“Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn as of October 5, 2024.

Fair Value

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $24,276 as of October 5, 2024 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes had an approximate fair value of $381,342 as of October 5, 2024 which was determined using Level 2 inputs.

6. Equity Based Compensation

Restricted Stock Units

We granted 92,904 and 491,571 restricted stock units (“RSUs”) during the 13 and 39 weeks ended October 5, 2024, respectively, to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). We granted 10,426 and 349,569 during the 13 and 39 weeks ended September 30, 2023, respectively, to certain employees and directors under the 2021 Incentive Plan. The RSUs granted generally vest in three equal installments of 33.33% on each of the first three anniversaries of the date of grant, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 and 39 weeks ended October 5, 2024 were $5.57 and $12.73, respectively. The weighted average grant date fair values of the RSUs granted during the 13 and 39 weeks ended September 30, 2023 were $17.19 and $16.45 respectively. The weighted average grant date fair values of the RSUs granted were equal to the closing price of the underlying Class A common stock on the grant dates.

Class A Common Stock Options

We granted 1,000,000 and 1,326,326 options during the 13 and 39 weeks ended October 5, 2024, respectively, to certain employees under the 2021 Incentive Plan. The weighted average exercise prices of options granted during the 13 and 39 weeks ended October 5, 2024 were $9.53 and $11.49 per share, respectively. We granted 8,783 and 325,878 options during the 13 and 39 weeks ended September 30, 2023, respectively, to certain employees under the 2021 Incentive Plan. The weighted average exercise prices of options granted during the 13 and 39 weeks ended September 30, 2023 were $19.44 and $19.76 per share, respectively. The options granted have a ten-year contractual term and will cliff vest on the third anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the options were $2.68 and $4.06 for the 13 and 39 weeks ended October 5, 2024, respectively, and $9.25 and $9.84 for the 13 and 39 weeks ended September 30, 2023, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. As these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a binomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the options granted during the 13 and 39 weeks ended October 5, 2024 and September 30, 2023:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	60.0%	55.7%	59.0%	61.5%
Risk-free rate	3.8%	4.5%	3.9%	3.6%
Suboptimal exercise factor	2.5x	2.5x	2.5x	2.5x

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 6, 2024	$11,876
Revenue recognized that was included in the contract liability at the beginning of the year	(3,932)
Contract liability assumed by buyer of corporate-owned center	(187)
Increase, excluding amounts recognized as revenue during the period	2,249
Balance at October 5, 2024	$10,006

During the 13 and 39 weeks ended October 5, 2024, the Company recognized $888 and $3,932, respectively, in revenue that was included in the contract liability as of January 6, 2024. During the 13 and 39 weeks ended September 30, 2023, the Company recognized $762 and $2,322, respectively, in revenue that was included in the contract liability as of December 31, 2022.

The weighted average remaining amortization period for deferred revenue is 3.7 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of October 5, 2024. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2024 (from October 6, 2024)	$2,995
2025	1,263
2026	1,156
2027	1,102
2028	1,054
Thereafter	2,436
Total	$10,006

The summary set forth below represents the balances in deferred revenue as of October 5, 2024 and January 6, 2024:

	October 5, 2024	January 6, 2024
Franchise fees	$7,336	$8,620
Service revenue	2,670	3,256
Total deferred revenue	10,006	11,876
Long-term portion of deferred revenue	6,054	6,615
Current portion of deferred revenue	$3,952	$5,261

9. Sale of corporate-owned center

In March 2024, the Company sold one corporate-owned center for $135. The difference between the sale price and carrying value of the net assets sold was recognized as a gain of $81 in the condensed consolidated statements of operations for the 39 weeks ended October 5, 2024.

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

We recorded $818 and $3,751 in income tax expense for the 13 and 39 weeks ended October 5, 2024, respectively, and $1,765 and $3,981 in income tax expense for the 13 and 39 weeks ended September 30, 2023, respectively. The effective tax rate was 28.7% and 24.4% for the 13 and 39 weeks ended October 5, 2024, respectively, and 30.0% and 31.9% for the 13 and 39 weeks ended September 30, 2023, respectively. The effective tax rate for the 13 and 39 weeks ended October 5, 2024 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 and 39 weeks ended September 30, 2023 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation..

Tax Receivable Agreement

As of October 5, 2024, future payments under the TRA are expected to be $201,268. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

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

The following table summarizes the ownership of EWC Ventures as of October 5, 2024:

	October 5, 2024
	Units Owned	Ownership Percentage
European Wax Center, Inc.	44,747,397	78.6%
Noncontrolling interests	12,184,544	21.4%
Total	56,931,941	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 and 39 weeks ended October 5, 2024 and September 30, 2023:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
Net income attributable to European Wax Center, Inc.	$1,480	$2,883	$8,494	$6,274
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	2,533	794	3,703	15,133
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$4,013	$3,677	$12,197	$21,407

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 and 39 weeks ended October 5, 2024 and September 30, 2023:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
(in thousands, except for share and per share amounts)
Net income	$2,030	$4,118	$11,608	$8,508
Less: net income attributable to noncontrolling interests	634	1,208	3,156	2,601
Net income applicable to Class A common shareholders	$1,396	$2,910	$8,452	$5,907
Basic weighted average outstanding shares
Class A Common Stock	46,388,266	50,321,994	47,706,516	49,548,820
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.03	$0.06	$0.18	$0.12

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 and 39 weeks ended October 5, 2024 and September 30, 2023:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
(in thousands, except for share and per share amounts)
Net income	$2,030	$4,118	$11,608	$8,508
Less: net income attributable to noncontrolling interests	634	1,187	3,154	2,540
Net income applicable to Class A common shareholders	$1,396	$2,931	$8,454	$5,968
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	46,388,266	50,321,994	47,706,516	49,548,820
Effect of dilutive securities:
RSUs	10,139	106,176	42,970	91,689
Options	2,014	—	671	—
Diluted weighted average outstanding shares - Class A Common Stock	46,400,419	50,428,170	47,750,157	49,640,509
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.03	$0.06	$0.18	$0.12

For the 13 and 39 weeks ended October 5, 2024, diluted net income per share of Class A common stock was calculated using the treasury stock method. For the 13 and 39 weeks ended September 30, 2023, diluted net income per share of Class A common stock was calculated using the treasury stock method.

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

The following table sets forth the securities which were excluded from the computation of diluted net income per share of Class A common stock for the 13 and 39 weeks ended October 5, 2024 and September 30, 2023 as they were determined to be antidilutive:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
Antidilutive securities excluded from the computation of diluted net income per share:
Class B Common Stock	12,192,191	12,306,072	12,192,191	12,306,072
Options	1,047,767	484,091	1,047,767	484,091
RSUs	532,560	-	384,360	-

13. Stockholders’ equity

Share Exchange Transactions

During the 13 and 39 weeks ended October 5, 2024 certain members of EWC Ventures exercised their exchange rights and exchanged 22,654 and 83,630, respectively, EWC Ventures Units and the corresponding shares of Class B common stock for 22,654 and 83,630, respectively, newly issued shares of Class A common stock. During the 13 and 39 weeks ended September 30, 2023 certain members of EWC Ventures exercised their exchange rights and exchanged 57,974 and 5,839,883, respectively, EWC Ventures Units and the corresponding shares of Class B common stock for 57,974 and 5,839,883, respectively, newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 13 weeks ended October 5, 2024, the Company repurchased 3,057,070 shares of Class A common stock at an average price of $6.59 per share for $20,146 pursuant to the stock repurchase program authorized by the Company’s Board of Directors (the “Board”) in May 2024. During the 39 weeks ended October 5, 2024, the Company repurchased 3,976,621 shares of Class A common stock at an average price of $7.58 per share for $30,147.

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

The consolidated financial statements as of April 6, 2024, July 6, 2024 and January 6, 2024 have been adjusted to correct immaterial prior period errors as discussed in Note 2 — Correction of immaterial errors to our consolidated financial statements. Accordingly, Management’s Discussion and Analysis reflects the impact of those corrections.

Overview

We are the leading franchisor and operator of out-of-home ("OOH") waxing services in the United States by number of centers and system-wide sales. We delivered over 23 million waxing services in 2023 and over 22 million waxing services in 2022 generating $955 million and $899 million of system-wide sales, respectively, across our highly-franchised network. We have a leading portfolio of centers operating in 1,064 locations across 45 states as of October 5, 2024. Of these locations, 1,059 are franchised centers operated by franchisees and five are corporate-owned centers.

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

Our asset-light franchise platform delivers capital-efficient growth, significant cash flow generation, and resilience through economic cycles. Our centers are 99% owned and operated by our franchisees who benefit from superior unit-level economics, with mature centers generating annual cash-on-cash returns of approximately 50%.

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

Our straightforward, asset-light franchise platform and our proven track record of increasing profitability is expected to continue to drive EBITDA margin accretion and free cash flow generation as we expand our national footprint. We have invested in building our scalable support infrastructure, and we continually work to optimize the capabilities and systems in place to drive revenue growth and profitability across our existing and planned franchise centers.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands, except operating data and percentages)	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
Number of system-wide centers (at period end)	1,064	1,026	1,064	1,026
System-wide sales	$240,154	$240,706	$721,686	$713,336
Same-store sales	(0.5)%	3.4%	0.0%	3.4%
Net new center openings	5	23	20	82

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
System-wide Centers
Beginning of Period	1,059	1,003	1,044	944
Openings	12	23	33	84
Closures	(7)	—	(13)	(2)
End of Period	1,064	1,026	1,064	1,026

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

Our Ability to Source and Distribute Products Effectively. Our revenue and operating income are affected by our ability to purchase our products and supplies in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some products or supplies in a manner that matches market demand from our guests, leading to lost revenue. We depend on two key suppliers to source our Comfort Wax and two key suppliers to source our branded retail products and we are thus exposed to concentration of supplier risk.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 57.2% and 57.2% of our total revenue for the 13 weeks ended October 5, 2024 and September 30, 2023, respectively, and 56.9% and 56.7% of our total revenue for the 39 weeks ended October 5, 2024 and September 30, 2023, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.2% and 24.0% of our total revenue for the 13 weeks ended October 5, 2024 and September 30, 2023, respectively, and 24.1% and 24.2% of our total revenue for the 39 weeks ended October 5, 2024 and September 30, 2023, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.7% and 13.5% of our total revenue for the 13 weeks ended October 5, 2024 and September 30, 2023, respectively, and 13.7% and 13.6% of our total revenue for the 39 weeks ended October 5, 2024 and September 30, 2023, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees and training, which together represent 4.9% and 5.3% of our total revenue for the 13 weeks ended October 5, 2024 and September 30, 2023, respectively, and 5.3% and 5.5% of our total revenue for the 39 weeks ended October 5, 2024 and September 30, 2023, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	October 5, 2024	September 30, 2023	$ Change	% Change
Revenue:
Product sales	$31,684	$31,890	$(206)	(0.6)%
Royalty fees	13,413	13,345	68	0.5%
Marketing fees	7,603	7,551	52	0.7%
Other revenue	2,730	2,931	(201)	(6.9)%
Total revenue	55,430	55,717	(287)	(0.5)%
Operating expenses:
Cost of revenue	15,003	15,721	(718)	(4.6)%
Selling, general and administrative	17,474	14,372	3,102	21.6%
Advertising	8,409	8,099	310	3.8%
Depreciation and amortization	5,073	5,135	(62)	(1.2)%
Gain on disposal of assets and non-cancellable contracts	(2)	—	(2)	0.0%
Total operating expenses	45,957	43,327	2,630	6.1%
Income from operations	9,473	12,390	(2,917)	(23.5)%
Interest expense, net	6,340	6,471	(131)	(2.0)%
Other expense (income)	285	36	249	(691.7)%
Income before income taxes	2,848	5,883	(3,035)	(51.6)%
Income tax expense	818	1,765	(947)	(53.7)%
Net income	$2,030	$4,118	$(2,088)	(50.7)%
Less: net income attributable to noncontrolling interests	550	1,235	(685)	(55.5)%
Net income attributable to European Wax Center, Inc.	$1,480	$2,883	$(1,403)	(48.7)%

	For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	$ Change	% Change
Revenue:
Product sales	$95,105	$93,457	$1,648	1.8%
Royalty fees	40,314	39,843	471	1.2%
Marketing fees	22,841	22,368	473	2.1%
Other revenue	8,915	9,031	(116)	(1.3)%
Total revenue	167,175	164,699	2,476	1.5%
Operating expenses:
Cost of revenue	44,551	47,078	(2,527)	(5.4)%
Selling, general and administrative	43,851	45,769	(1,918)	(4.2)%
Advertising	28,673	24,592	4,081	16.6%
Depreciation and amortization	15,246	15,432	(186)	(1.2)%
Gain on sale of center	(81)	—	(81)	—
Gain on disposal of assets and non-cancellable contracts	(2)	—	(2)	—
Total operating expenses	132,238	132,871	(633)	(0.5)%
Income from operations	34,937	31,828	3,109	9.8%
Interest expense, net	19,043	20,095	(1,052)	(5.2)%
Other expense (income)	535	(756)	1,291	170.8%
Income before income taxes	15,359	12,489	2,870	23.0%
Income tax expense	3,751	3,981	(230)	(5.8)%
Net income	$11,608	$8,508	$3,100	36.4%
Less: net income attributable to noncontrolling interests	3,114	2,234	880	39.4%
Net income attributable to European Wax Center, Inc.	$8,494	$6,274	$2,220	35.4%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
Revenue:
Product sales	57.2%	57.2%	56.9%	56.7%
Royalty fees	24.2%	24.0%	24.1%	24.2%
Marketing fees	13.7%	13.5%	13.7%	13.6%
Other revenue	4.9%	5.3%	5.3%	5.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	27.1%	28.2%	26.6%	28.6%
Selling, general and administrative	31.5%	25.8%	26.2%	27.8%
Advertising	15.1%	14.5%	17.2%	14.9%
Depreciation and amortization	9.2%	9.3%	9.1%	9.4%
Gain on sale of center	—	—	(0.0)%	—
Gain on disposal of assets and non-cancellable contracts	(0.0)%	—	(0.0)%	—
Total operating expenses	82.9%	77.8%	79.1%	80.7%
Income from operations	17.1%	22.2%	20.9%	19.3%
Interest expense, net	11.4%	11.6%	11.4%	12.2%
Other expense (income)	0.5%	0.1%	0.3%	(0.5)%
Income before income taxes	5.2%	10.5%	9.2%	7.6%
Income tax expense	1.5%	3.2%	2.2%	2.4%
Net income	3.7%	7.3%	7.0%	5.2%
Less: net income attributable to noncontrolling interests	1.0%	2.2%	1.9%	1.4%
Net income attributable to European Wax Center, Inc.	2.7%	5.1%	5.1%	3.8%

Comparison of the Thirteen Weeks Ended October 5, 2024 and September 30, 2023

Revenue

Total revenue decreased $0.3 million, or 0.5%, to $55.4 million during the 13 weeks ended October 5, 2024, compared to $55.7 million for the 13 weeks ended September 30, 2023. The decrease in total revenue was largely due to a decrease in transactions at existing centers. The decrease in revenue was largely offset by 38 net new center openings that became operational during the period from October 1, 2023 through October 5, 2024.

Product Sales

Product sales decreased $0.2 million, or 0.6%, to $31.7 million during the 13 weeks ended October 5, 2024, compared to $31.9 million for the 13 weeks ended September 30, 2023. The decrease in product sales was primarily due to a decrease in transactions at existing centers and the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs. This decrease in product sales was largely offset by new center openings that became operational during the period from October 1, 2023 to October 5, 2024.

Royalty Fees

Royalty fees increased $0.1 million, or 0.5%, to $13.4 million during the 13 weeks ended October 5, 2024, compared to $13.3 million for the 13 weeks ended September 30, 2023. The increase in royalty fees during the 13 weeks ended October 5, 2024 was the result of new center openings that became operational during the period from October 1, 2023 to October 5, 2024.

Marketing Fees

Marketing fees increased $0.1 million, or 0.7%, to $7.6 million during the 13 weeks ended October 5, 2024, compared to $7.6 million for the 13 weeks ended September 30, 2023. Marketing fees increased as a result of new center openings that became operational during the period from October 1, 2023 to October 5, 2024.

Other Revenue

Other revenue decreased $0.2 million, or 6.9%, to $2.7 million during the 13 weeks ended October 5, 2024, compared to $2.9 million for the 13 weeks ended September 30, 2023. The decrease in other revenue was primarily due to the sale of a corporate-owned center in the first fiscal quarter of 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $0.7 million, or 4.6%, to $15.0 million during the 13 weeks ended October 5, 2024, compared to $15.7 million for the 13 weeks ended September 30, 2023. The decrease in cost of revenue was primarily due to negotiated cost savings.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.1 million, or 21.6%, to $17.5 million during the 13 weeks ended October 5, 2024, compared to $14.4 million for the 13 weeks ended September 30, 2023. The increase in selling, general and administrative expenses was primarily due to an increase in payroll and benefits expense as well as costs associated with a debt offering the Company decided to terminate during the 13 weeks ended October 5, 2024.

The increase in payroll and benefits expense was primarily due to severance expense incurred in connection with the departure of our chief executive and commercial officers and the Company’s return-to-office mandate as well as increased headcount in our corporate office to support the Company’s growth. These increases in payroll and benefits expense were partially offset by the reversal of equity-based compensation expense due to forfeited awards as well as a decline in incentive compensation expense during the 13 weeks ended October 5, 2024.

Advertising

Advertising expenses increased $0.3 million, or 3.8%, to $8.4 million during the 13 weeks ended October 5, 2024, compared to $8.1 million for the 13 weeks ended September 30, 2023. The increase in advertising expense was attributable to marketing initiatives designed to drive more center traffic as well as the timing of expenses associated with seasonal marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended October 5, 2024 was largely consistent with the 13 weeks ended September 30, 2023, decreasing $62 thousand, or 1.2%, to $5.1 million for the 13 weeks ended October 5, 2024.

Interest Expense, net

Interest expense, net decreased $0.1 million, or 2.0%, to $6.3 million during the 13 weeks ended October 5, 2024, compared to $6.5 million for the 13 weeks ended September 30, 2023. The decrease was primarily due to an increase in interest income from the Company’s short-term investments during the 13 weeks ended October 5, 2024.

Income Tax Expense

We recorded $0.8 million and $1.8 million of income tax expense for the 13 weeks ended October 5, 2024 and September 30, 2023, respectively. Income tax expense recognized in the 13 weeks ended October 5, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 39 weeks ended September 30, 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

Comparison of the Thirty-Nine Weeks Ended October 5, 2024 and September 30, 2023

Revenue

Total revenue increased $2.5 million, or 1.5%, to $167.2 million during the 39 weeks ended October 5, 2024, compared to $164.7 million for the 39 weeks ended September 30, 2023. The increase in total revenue was largely due to 38 net new center openings that became operational during the period from October 1, 2023 through October 5, 2024. However, the increase in total revenue was partially offset by a decrease in transactions in existing centers.

Product Sales

Product sales increased $1.6 million, or 1.8% to $95.1 million during the 39 weeks ended October 5, 2024, compared to $93.5 million for the 39 weeks ended September 30, 2023. The increase in product sales was primarily due to new center openings that became operational during the period from October 1, 2023 to October 5, 2024. This increase was partially offset by the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs.

Royalty Fees

Royalty fees increased $0.5 million, or 1.2%, to $40.3 million during the 39 weeks ended October 5, 2024, compared to $39.8 million for the 39 weeks ended September 30, 2023. The increase in royalty fees during the 39 weeks ended October 5, 2024 was the result of new center openings that became operational during the period from October 1, 2023 to October 5, 2024.

Marketing Fees

Marketing fees increased $0.5 million, or 2.1%, to $22.8 million during the 39 weeks ended October 5, 2024, compared to $22.4 million for the 39 weeks ended September 30, 2023. Marketing fees increased as a result of new center openings that became operational during the period from October 1, 2023 to October 5, 2024.

Other Revenue

Other revenue for the 39 weeks ended October 5, 2024 was largely consistent with the 39 weeks ended September 30, 2023, decreasing $0.1 million or 1.3% to $8.9 million for the 39 weeks ended October 5, 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $2.5 million, or 5.4%, to $44.6 million during the 39 weeks ended October 5, 2024, compared to $47.1 million for the 39 weeks ended September 30, 2023. The decrease in cost of revenue was primarily due to negotiated cost savings. However, this decrease was slightly offset by higher product sales in the current year period driven by new center openings which became operational during the period from October 1, 2023 to October 5, 2024.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1.9 million, or 4.2%, to $43.9 million during the 39 weeks ended October 5, 2024, compared to $45.8 million for the 39 weeks ended September 30, 2023. The decrease in selling, general and administrative expenses was primarily due to a decrease in payroll and benefits expense as well as the collection of cash proceeds from a legal judgment. However, these decreases were partially offset by an increase in technology expense over the same period and costs associated with a debt offering the Company decided to terminate during the 39 weeks ended October 5, 2024.

The decrease in payroll and benefits expense was primarily due to additional expense recognized during the 39 weeks ended September 30, 2023 resulting from the modification of certain equity awards in that period. Payroll and benefits expense also decreased due to the reversal of equity-based compensation expense associated with forfeited awards as well as a decline in incentive compensation expense during the 39 weeks ended October 5, 2024. These decreases in payroll and benefits expense were partially offset by severance expense incurred in connection with the departure of our chief executive and commercial officers and the Company’s return-to-office mandate as well as increased headcount in our corporate office to support the Company’s growth.

Advertising

Advertising expenses increased $4.1 million, or 16.6%, to $28.7 million during the 39 weeks ended October 5, 2024, compared to $24.6 million for the 39 weeks ended September 30, 2023. The increase in advertising expense was attributable to new marketing initiatives designed to drive more center traffic as well as the timing of expenses associated with seasonal marketing campaigns.

Depreciation and Amortization

Depreciation and amortization for the 39 weeks ended October 5, 2024 was largely consistent with the 39 weeks ended September 30, 2023, decreasing $0.2 million, or 1.2%, to $15.2 million for the 39 weeks ended October 5, 2024.

Interest Expense, net

Interest expense, net decreased $1.1 million, or 5.2%, to $19.0 million during the 39 weeks ended October 5, 2024, compared to $20.1 million for the 39 weeks ended September 30, 2023. The decrease was primarily due to an increase in interest income from the Company’s short-term investments during the 39 weeks ended October 5, 2024.

Income Tax Expense

We recorded $3.8 million and $4.0 million in income tax expense for the 39 weeks ended October 5, 2024 and September 30, 2023, respectively. Income tax expense recognized in the 39 weeks ended October 5, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 39 weeks ended September 30, 2023 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023	October 5, 2024	September 30, 2023
(in thousands)
Net income	$2,030	$4,118	$11,608	$8,508
Interest expense, net	6,340	6,471	19,043	20,095
Income tax expense	818	1,765	3,751	3,981
Depreciation and amortization	5,073	5,135	15,246	15,432
EBITDA	$14,261	$17,489	$49,648	$48,016
Share-based compensation(1)	882	1,732	4,205	9,489
Remeasurement of tax receivable agreement liability(2)	285	36	535	(756)
Gain on sale of center(3)	—	—	(81)	—
Gain from legal judgment proceeds(4)	—	—	(739)	—
Executive severance(5)	1,548	—	1,548	—
Reorganization costs(6)	490	—	490	—
Terminated debt offering costs(7)	944	—	944	—
Adjusted EBITDA	$18,410	$19,257	$56,550	$56,749

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents gain on the sale of a corporate-owned center.
(4)
Represents the collection of cash proceeds from a legal judgment.
(5)
Represents cash severance paid or payable to our former chief executive and commercial officers.
(6)
Represents employee cash severance paid or payable to employees and costs related to the Company's return-to-office mandate such as retention bonuses, relocation assistance and preparation of the Company's corporate office.
(7)
Represents costs related to a debt offering the Company was previously evaluating and subsequently decided to terminate.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources are cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $48.0 million as of October 5, 2024.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through October 5, 2024 are currently expected to be $201.3 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 39 weeks ended October 5, 2024 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended January 6, 2024.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn as of October 5, 2024. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirty-Nine Weeks Ended
	October 5, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	$39,950	$38,856
Investing activities	(141)	(774)
Financing activities	(44,533)	(18,373)
Net (decrease) increase in cash	$(4,724)	$19,709

Operating Activities

During the 39 weeks ended October 5, 2024 and September 30, 2023, net cash provided by operating activities was $40.0 million and $38.9 million, respectively, an increase of $1.1 million. This increase was primarily due to an improvement in cash flows generated by our operations as well as a decrease in working capital during the first 39 weeks ended October 5, 2024.

The decrease in working capital in 2024 was primarily attributable to decreases of $1.7 million and $0.2 million in inventory and accounts receivable, respectively, partially offset by a decrease of $1.6 million in accounts payable and accrued liabilities. The decrease in inventory was largely due to the timing of inventory receipts from our vendors. The decrease in accounts receivable was mostly the result of higher billings at the end of the fourth fiscal quarter of 2023 relative to those at the end of the third fiscal quarter of 2024. The decrease in accounts payable and accrued liabilities was largely driven by the payment of accrued bonuses partially offset by an increase in accrued advertising expenses.

Investing Activities

In the first 39 weeks of fiscal year 2024, we received proceeds of $0.1 million from the sale of a corporate-owned center. During the 39 weeks ended October 5, 2024 and September 30, 2023, we used $0.3 million and $0.8 million of cash for capital expenditures, respectively.

Financing Activities

Cash used in financing activities was $44.5 million and $18.4 million during the 39 weeks ended October 5, 2024 and September 30, 2023, respectively. Financing activities during the 39 weeks of 2024 consisted of the following payments:

•
$30.1 million used to repurchase 3,976,621 shares of Class A common stock
•
$6.5 million in payments made pursuant to the TRA
•
$3.6 million in tax distribution payments to EWC Ventures members
•
$3.0 million repayment on the Class A-2 Notes
•
$0.8 million in dividend equivalents paid to holders of EWC Ventures Units and
•
$0.5 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the 39 weeks of 2023 consisted of the following payments:

•
$3.2 million in payments made pursuant to the TRA
•
$2.8 million in dividend equivalents paid to holders of EWC Ventures Units
•
$3.0 million repayment on the Class A-2 Notes
•
$2.5 million in tax distributions to EWC Ventures members
•
$6.4 million used to repurchase 377,484 shares of Class A common stock and
•
$0.5 million in taxes on vested RSUs paid by withholding shares.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. With the exception of the immaterial error described in Note 2 - Immaterial restatement of prior period financial statements, there have been no changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 6, 2024.

In relation to our indefinite-lived intangible trade name, significant assumptions inherent in the relief-from-royalty method include estimates of future projected business results (principally system-wide sales), long-term growth rates, royalty rates and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate, royalty rate and discount rate estimates. Significant assumptions utilized in the impairment analysis included a discount rate of 12.8%, a royalty rate of 5.0% and a terminal growth rate of 4.0%. Based on the sensitivity analysis performed on these three key assumptions in the relief-from-royalty model, a 100 basis point decrease in the long-term growth factor and royalty rate assumptions, or a 100 basis point increase in the discount rate assumption would not have resulted in a fair value below the trade name’s carrying value.

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

Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of October 5, 2024 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 5, 2024. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures as of October 5, 2024, Management has concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in our internal control over financial reporting, as further described below.

Notwithstanding the existence of this material weakness, management has concluded that the Company’s unaudited condensed consolidated financial statements in its Quarterly Report on Form 10-Q for the period ended October 5, 2024 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Material weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control over financial reporting related to the fair value assigned to the trade name, franchise relationships, and goodwill. Specifically, we did not design and maintain controls that operated at the level of precision required to appropriately review the valuation methodology applied by the third-party specialists in determining the fair value of intangible assets. This material weakness resulted in an error that understated trade name and franchise relationships in the amount of $285,657 and $3,782, respectively. The error also resulted in an overstatement of goodwill for $289,439. See further discussion of this error in Note 2 of the financial statements.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

The Company, with oversight from its Audit Committee, is in the process of implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that controls are designed, implemented, and operating effectively. The remediation plan includes, but is not limited to, the following:

•
Design and implement enhanced controls over the review of the valuation methodology used by third-party specialists including alignment with U.S. generally accepted accounting principles.

Although the Company believes that these actions will remediate the material weakness, additional time is required to complete the design, implementation, and to test such actions to demonstrate the effectiveness of the Company’s remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the identification of the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended October 5, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended January 6, 2024. You should carefully consider the risk factors set forth in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended January 6, 2024, except as set forth below:

We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls in the future, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the review of our consolidated financial statements for the period ended October 5, 2024, management concluded that our internal controls over financial reporting were not effective due to the existence of a material weakness in internal control over financial reporting related to the fair value assigned to the Company’s trade name, franchise relationships, and goodwill. See Item 4—Controls and Procedures in this quarterly report on Form 10-Q for additional detail.

If we are unable to timely and effectively remediate this and any other material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the second quarter of fiscal year 2024.

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 7, 2024 - August 3, 2024	—	$—	—	$39,998,870
August 4, 2024 - August 31, 2024	1,961,502	6.32	1,961,502	27,596,032
September 1, 2024 - October 5, 2024	1,095,568	7.07	1,095,568	19,852,470
Total	3,057,070	$6.59	3,057,070	$19,852,470

(1)
In the third quarter of fiscal year 2024, 3,057,070 shares of Class A common stock were repurchased pursuant to the $50.0 million share repurchase plan authorized by our board of directors on May 13, 2024. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the third quarter of fiscal year 2024, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

3.3	Second Amended and Restated By-Laws of European Wax Center, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.1	Separation Agreement, dated as of August 15, 2024, by and among EWC Ventures LLC and David Willis (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 19, 2024).
10.2

Separation Agreement, dated as of September 16, 2024, by and among EWC Ventures LLC and Andrea Wasserman (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 19, 2024).

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

European Wax Center, Inc.

Date: November 14, 2024	By:	/s/ DAVID P. BERG
David P. Berg
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ STACIE SHIRLEY
Stacie Shirley
Chief Financial Officer
(Principal Financial Officer)