Form 10-K
period 2025-01-04
European Wax Center, Inc.
filed 2025-03-11
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 4, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant's Class A common stock held by non-affiliates, based on the closing price of the shares of Class A common stock as reported on The Nasdaq Stock Market LLC on the last business day of the registrant's most recently completed second fiscal quarter (July 6, 2024) was $345.9 million.

As of March 5, 2025, the registrant had 43,341,319 and 12,005,172 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 3, 2025 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or “would,” or, in each case, the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.

These forward-looking statements include, but are not limited to: the operational and financial results of the Company’s franchisees; the ability of the Company’s franchisees to enter new markets, select appropriate sites for new centers or open new centers; the effectiveness of the Company’s marketing and advertising programs and the active participation of its franchisees in enhancing the value of its brand; the failure of its franchisees to participate in and comply with its agreements, business model and policies; the Company’s and its franchisees’ ability to attract and retain guests; the effect of social media on the Company’s reputation; the Company’s ability to compete with other industry participants and respond to market trends and changes in consumer preferences; the effect of the Company’s planned growth on its management, employees, information systems and internal controls; the Company’s ability to retain of effectively respond to a loss of key executives; recruitment efforts; a significant failure, interruptions or security breach of the Company’s computer systems or information technology; the Company and its franchisees’ ability to attract, train, and retain talented wax specialists and managers; changes in the availability or cost of labor; the Company’s ability to retain its franchisees and to maintain the quality of existing franchisees; failure of the Company’s franchisees to implement business development plans; the ability of the Company’s limited key suppliers, including international suppliers, and distribution centers to deliver their products; changes in supply costs and decreases in the Company’s product sourcing revenue; the Company’s ability to adequately protect its intellectual property; the Company’s substantial indebtedness; the impact of paying some of the Company’s pre-IPO owners for certain tax benefits the Company may claim; changes in general economic and business conditions; the Company’s and its franchisees’ ability to comply with existing and future health, employment and other governmental regulations; complaints or litigation that may adversely affect the Company’s business and reputation; the seasonality of the Company’s business resulting in fluctuations in its results of operations; the impact of global crises on the Company’s operations and financial performance; the impact of inflation and rising interest rates on the Company’s business; the Company’s access to sources of liquidity and capital to finance its continued operations and growth strategy and the other important factors discussed under the caption “Risk Factors” under Item 1A in this Form 10-K, as well as other information we file with the Securities and Exchange Commission (“SEC”).

We caution investors, potential investors and others not to place undue reliance on the forward-looking statements contained in this Form 10-K. You are encouraged to read any further disclosures we may make in our future reports to the SEC, accessible on the SEC’s website at www.sec.gov, Investors Relations section of the Company’s website at www.waxcenter.com, or otherwise. Our website and information included in or linked to our website are not part of this Form 10-K.

These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K. Any forward-looking statement that the Company makes in this Form 10-K speaks only as of the date of such statement, and we undertake no obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

ii

PART I

Item 1. Business.

Overview

We are a leading franchisor and operator of out-of-home ("OOH") waxing services in the United States. We delivered over 23 million waxing services in both 2024 and 2023 and over 22 million waxing services in 2022. Throughout our highly franchised network, we generated system-wide sales of $951 million in fiscal 2024, which consisted of only 52 weeks. We generated system-wide sales of $955 million and $899 million in fiscal 2023 and 2022, respectively, both of which had 53 weeks. Our portfolio of centers operate in 1,067 locations across 45 states as of January 4, 2025. Of these locations, 1,062 are franchised centers operated by franchisees and five are corporate-owned centers.

We believe that the European Wax Center brand is trusted, efficacious and accessible. Our culture is obsessed with our guest experience and we deliver a superior guest experience relative to smaller chains and independent salons. We offer guests high-quality, hygienic waxing services administered by our licensed, EWC-trained estheticians (our “wax specialists”), at our accessible and welcoming locations (our “centers”). Our technology-enabled guest interface simplifies and streamlines the guest experience with automated appointment scheduling and remote check-in capabilities, with a goal of making guest visits convenient, hassle-free, and consistent across our network of centers. Our well-known, pre-paid Wax Pass program makes payment easy and convenient, fostering loyalty and return visits. Many of our loyal guests view us as a non-discretionary part of their personal-care and beauty regimens.

We believe that our asset-light franchise platform delivers capital-efficient growth with strong cash flow generation. Our centers are 99% owned and operated by our franchisees who benefit from strong unit-level economics.

In partnership with our franchisees, we fiercely protect our points of differentiation that attract new guests, build meaningful relationships and promote lasting retention. We are so confident in our ability to delight that we have always offered all of our guests their first wax free on certain services.

Our Recent Financial Performance

Performance during Fiscal 2024 (52 weeks)

Fiscal year 2024 delivered solid results despite macroeconomic headwinds. In addition, fiscal 2024 had one less sales week than fiscal 2023. We remain focused on our action plans to drive new guests and tickets. Highlights from fiscal year 2024 include:

•
Center count increased to 1,067 as of January 4, 2025, compared to 1,044 as of January 6, 2024;
•
System-wide sales of $951 million in 52 week fiscal year 2024, compared to $955 million in 53 week fiscal year 2023. As reported, fiscal year 2023 included a 53rd week that contributed approximately $15 million in system-wide sales;
•
Total revenue of $217 million for 52 week fiscal year 2024, compared to $221 million for 53 week fiscal year 2023. As reported, fiscal year 2023 included a 53rd week that contributed approximately $4 million in total revenue;
•
Consolidated net income of $15 million in fiscal year 2024, compared to $12 million in fiscal year 2023; and
•
Adjusted EBITDA of $76 million for fiscal year 2024, compared to $76 million for fiscal year 2023.

Performance during Fiscal 2023 (53 weeks)

Highlights from fiscal year 2023 include:

•
Center count increased to 1,044 as of January 6, 2024, compared to 944 as of December 31, 2022;
•
System-wide sales increased to $955 million in fiscal year 2023, compared to $899 million in fiscal year 2022;
•
The Company’s total revenue increased to $221 million for fiscal year 2023, compared to $207 million for fiscal year 2022;
•
Consolidated net income declined to $12 million in fiscal year 2023, compared to $14 million in fiscal year 2022; and
•
Adjusted EBITDA increased to $76 million for fiscal year 2023, compared to $72 million for fiscal year 2022.

Performance during Fiscal 2022 (53 weeks)

Highlights from fiscal year 2022 include:

•
Center count increased to 944 as of December 31, 2022, compared to 853 as of December 25, 2021;
•
System-wide sales increased to $899 million in fiscal year 2022, compared to $797 million in fiscal year 2021;
•
The Company’s total revenue increased to $207 million for fiscal 2022, compared to $179 million for fiscal year 2021;

•
Consolidated net income improved to $14 million in fiscal year 2022, compared to $4 million in fiscal year 2021; and
•
Adjusted EBITDA increased to $72 million for fiscal year 2022, compared to $64 million for fiscal year 2021.

Our Growing Market Opportunity

Hair removal is an integral and recurring part of the personal-care and beauty regimens for most women and many men in the United States, and hair removal solutions are consistently in demand, given the recurring nature of hair growth.

We believe that the total addressable domestic market for hair removal provides significant growth opportunities for us in the future. We believe the market specifically for OOH waxing is over $7 billion. We estimate we are approximately six times larger than our closest waxing-focused competitor within OOH waxing by center count and approximately 11 times larger by system-wide sales.

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
•
Expert Training of our Licensed Wax Specialists: Our franchisees employ nearly 10,000 licensed, highly trained and knowledgeable wax specialists committed to delivering an exceptional guest experience. In addition to being licensed, every EWC wax specialist must successfully complete our proprietary training program to ensure consistency and quality of service for every guest. Our wax-focused education modules provide time-intensive training that substantially builds upon cosmetology licensing programs. We view our training as a key competitive differentiator enabling guests to receive a consistent service delivery regardless of the wax specialist with whom they are scheduled. Through the delivery of personalized services and education about the benefits of regular waxing, our wax specialists help strengthen guest loyalty to our brand.
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
•
Champions of Confidence and Guest Experience: According to consumer surveys, our guests feel better and more confident after a service visit at one of our centers. We have focused on enhancing the guest experience across all touchpoints within our brand:
•
Champions of Accessibility: Our growing network of 1,067 centers across 45 states enables convenience and accessibility for our customers. Whether our guests move across town or across the country, our brand can serve their ongoing waxing needs with more access points than any other provider of OOH waxing services in the United States. Our Wax Pass program is portable across our network and guests often redeem services through a Wax Pass across multiple European Wax Center locations. Our mobile app technology further enhances accessibility by enabling guests to easily book appointments on-line at a time and location most convenient to them.
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

Our Competitive Strengths

We attribute our success to the following strengths that we believe provide us with a competitive advantage in our industry:

Trusted National Brand that Inspires Confidence

We believe revealing beautiful skin is the first step to revealing one’s best self, and our brand stands for delivering unapologetic confidence to our guests. Waxing is an intimate experience, and our guests seek a dependable, safe, and clean setting with a professional wax specialist they trust. Our unmatched scale provides us with a nationwide footprint to serve our loyal guest base wherever they may be. Our commitment to delivering best-in-class service is reinforced by our marketing efforts driving national brand awareness and consideration. We are so confident in our ability to delight that we have always offered all our guests their first wax free on certain services.

Committed Franchisees Achieving Attractive and Predictable Unit-Level Economics

Our simple, yet difficult to replicate, operating model translates into an attractive return on our franchisees’ invested capital. Our high-quality franchisee base consists of 190 franchisees as of January 4, 2025, with 132 franchisees operating multiple European Wax Center locations. Our current franchisees represent over 98% of new center openings over the last three years, demonstrating their continued interest to grow our brand based on four-wall economics and return on investment. Our centers require a modest upfront investment cost, which we believe supports future profitability and superior unit-level economics.

We generate revenue from our franchisees through the sale of branded products as well as the payment of ongoing fees, including royalty and marketing fund contributions, which are determined by the service sales of each center. For the year ended January 4, 2025, we received revenue from our franchisees as follows: $121.5 million, or 58%, of our revenue came from product sales, $53.1 million, or 25%, of our revenue through franchisee royalty payments, $30.2 million, or 14%, of our revenue through marketing fund contributions, and $6.1 million, or 3%, of our revenue came from other sources. Our remaining revenue for the year ended January 4, 2025 was generated from corporate-owned centers.

Our centers typically experience a highly predictable maturation curve, providing our franchisees with a high degree of confidence in realizing attractive returns. We believe our value proposition has created a franchisee base that is committed to growing with our brand, with 93% of new centers opened in 2024, 100% of new centers opened in 2023 and 99% of new centers opened in 2022 coming from existing franchisees.

Recurring Nature of Services Combined with Scaled Footprint and Consistent Demand Drives Revenue Predictability

Hair removal is an integral part of the personal-care and beauty regimens for many people in the United States. Given the recurring nature of hair growth, hair removal solutions are regularly in demand and our guests trust European Wax Center to meet their routine hair removal needs. Our national scale and almost exclusive focus on wax-based hair removal enables us to provide a highly consistent waxing experience across each of our centers. The reliability of our guest experience ensures consistent demand for our services that is a significant driver of unit-level economics for our franchisees which in turn drives revenue predictability for European Wax Center. We further facilitate repeat visits through the use of our pre-paid Wax Pass program, which we believe promotes meaningfully higher guest retention rates. We believe our guests and franchisees are better connected with one another as a result of our scale advantages and believe there are significant opportunities in the future to further scale our unique platform.

Asset-Light Franchise Platform with Resilient Free Cash Flow Generation

We believe that our asset-light franchise platform delivers capital-efficient growth with strong cash flow generation. Due to the impacts of COVID-19, including the temporary closure of all of our centers, our network experienced the first year of negative same-store sales growth in 2020. However, positive same-store sales growth, calculated against both 2020 and 2019, resumed in 2021. In addition, given our low capital expenditures and working capital needs, we are able to drive strong free cash flow generation throughout economic cycles. In 2020, for example, through disciplined cost management, our business remained profitable on an EBITDA basis and sustained strong EBITDA margins despite the decline in system-wide sales driven by the COVID-19 pandemic. Our ability to drive robust financial performance through 2020 is a testament to the resilience of our platform, which enables us to invest in technology and digital enablement, training programs, and marketing initiatives. This is a key differentiator of our scaled platform relative to independent operators in our market, and a significant reason why we believe we are the franchisor of choice in OOH waxing.

Experienced and Passionate Management Team Investing in the Next Phase of Our Growth

We are led by a best-in-class management team and our culture of performance and success is established by our chief executive officer, Chris Morris, who joined the Company in January 2025. Mr. Morris has more than 25 years of experience operating, developing and reinvigorating consumer brands, including franchise businesses. Mr. Morris has previously served as the CEO of Dave & Buster's, the CEO of Main Event Entertainment, as well as the President of California Pizza Kitchen.

We recently announced the appointment of Thomas (Tom) Kim as Chief Financial Officer, effective as of April 7, 2025, as well as appointments of both a new Chief Commercial Officer and Chief Information and Digital Officer. Mr. Kim is a seasoned financial executive with expertise driving profitable growth at franchise companies. We believe we are assembling a strong team to position us for long-term success in the next phase of our growth.

The other members of our leadership team have been assembled from senior positions at leading retail and franchising organizations including GNC Holdings and American Eagle Outfitters. Our leadership team encourages investment in systems and corporate infrastructure to support the continued growth of our network.

Our Growth Strategies

We intend to deliver sustainable growth in revenue and profitability by executing on the following strategies:

Grow Our National Footprint Across New and Existing Markets

We believe our franchisees’ track record of successfully opening new centers and generating attractive unit-level economics supports our long-term strategy to expand our footprint and grow our capacity to serve more guests. Our center count grew 2%, 11% and 11% during fiscal years 2024, 2023 and 2022, respectively, and has grown every year since 2010. Our thoughtful approach to growth ensures each center is appropriately staffed with the high-quality team and licensed, highly trained wax specialists that our brand has been known for since our initial opening. While we believe we will have positive new center openings on a gross basis in 2025, we also believe closures will more than offset center growth on a net basis in 2025. Given the current macroeconomic environment, our short-term strategy involves a focus on realigning the business to improve existing centers' productivity and unit economics, which we believe will allow us to continue thoughtful center growth in the future.

In addition to opportunities in new markets, we believe that a significant portion of our whitespace opportunity is in markets where we already have a presence today, which provides us with confidence for the likely receptivity and success of new openings.

Our new centers require a modest upfront investment and typically follow a highly predictable maturation curve, providing us and our franchisees with visibility into the embedded earnings potential of newly opened centers. Historically, our centers reach maturity after five years, and as of January 4, 2025, 65% of our centers were mature.

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

To drive brand awareness and acquire new guests, we employ several strategies, including:

•
Performance marketing: We deploy data-driven marketing dollars across several digital media channels with an attractive return on advertising spend as we seek to drive reservations at our centers. We are investing in additional performance marketing initiatives to enhance guest acquisition, engagement and loyalty with the goal of driving sustained growth and operational efficiency for the Company;
•
Brand marketing: We activate public relations, events, social media, and partnerships to educate our target consumer in exciting, innovative, and measurable ways along with driving our brand awareness;
•
Digital experience: We continually analyze and evolve the guest experience on our web site and in our mobile application to educate consumers, create frictionless reservation booking processes and expand our capabilities;
•
Retention: We leverage personalized communication strategies, lifecycle programs, and targeted re-engagement campaigns to retain guests, increase repeat visits, and strengthen long-term relationships with our brand; and
•
Local marketing: We partner with our franchisees on grassroots marketing in their communities and local media investments.

Employ Strategies to Continue Driving System-Wide Sales Growth

We are continuously employing strategies to increase guest visit frequency and drive higher guest spend with the aim of sustaining our system-wide sales growth, including:

•
Increase Wax Pass Adoption Rates: Our Wax Pass program provides guests with preferential pricing through either pre-paid or unlimited wax passes and provides us with a recurring and predictable revenue stream. We continue to expand and refine the program to drive increased adoption from non-member guests and we have grown the share of transactions conducted using Wax Passes to approximately 60% in 2024. Wax Pass is now available to purchase, fully paid and for use at a single center, on our website. We use our robust e-mail marketing program to educate new guests about Wax Pass from the beginning of their journey with us to improve conversion to the program and to ensure retention of Wax Pass guests.
•
Expand our Share of our Guests’ Personal-Care Expenditures: The trusted relationships between guests and wax specialists results in an authentic channel through which we can increase our share of our guests’ spend on personal-care. Over time, we believe the relationship between guest and wax specialist provides us a strong foundation to broaden our offerings across the personal-care category.
•
Drive Greater Guest Engagement Using Data Analytics: We are continuously developing new use cases from our guest database. As our data capabilities mature, we believe we will learn more about our guests’ preferences and behaviors, unlocking more high-quality, measurable interaction opportunities. We are in the process of expanding our advanced data analysis capabilities to improve guest visit frequency and loyalty by deploying timely and hyper-personalized communications as well as relevant and proactive reminders to our guests, whether they are new, lapsing, at-risk, or high-value. These deployments span channels including email, SMS, app, and direct mail. We also use our data to enhance promotions and improve guest experiences.

Expand Our Profit Margins and Generate Robust Free Cash Flow

We have invested in building our scalable support infrastructure, and we currently have the capabilities and systems in place to drive revenue growth and profitability across our existing and planned franchise centers. Given our unmatched scale within the OOH waxing market, we can procure the highest quality products and supplies used to administer our services at lower prices than smaller independent providers of the same services. Over the long-term, we expect to generate operating leverage given our relatively fixed corporate cost structure, and we expect that incremental leverage, combined with our low capital expenditure and working capital needs, will allow us to generate improved operating margins and robust free cash flow.

Our Guests

Approximately 95% of our guests are women, with our brand appealing to female guests across age groups, ethnicities, and income brackets. At every touchpoint, we embody our mission by concentrating key media communications on Revealing Beautiful Skin®, reinforcing the reasons for which consumers should wax, and why they should wax with us.

Our Centers

We have a leading portfolio of centers operating in 1,067 locations across 45 states as of January 4, 2025. Of these locations, 1,062 are franchised centers operated by franchisees and five are corporate-owned centers.

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

Center Selection Criteria

Our scaled and adaptable footprint provides ample opportunities for growth, both through entering new market areas and expanding within existing ones. Site selection for new centers are typically proposed by our franchisees and reviewed and approved by European Wax Center as the franchisor. We determine whether a site is appropriate for a European Wax Center location, first by evaluating the broader trade area attributes such as demographics, population density, traffic patterns, and proximity to other centers and competitive businesses. We then assess specific site attributes, including the condition of the premises, ease of access, visibility, lease requirements, and co-tenants, among other factors.

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

Retail Products

Our centers sell a comprehensive assortment of proprietary EWC-branded retail products that allow guests to maintain healthy post-wax skin between visits. These products are specifically tailored to enhance the services we provide. Our products are dermatologist-tested and are formulated without parabens, mineral oil, phthalates, hydroquinone, triclosan, formaldehyde and gluten. We exclusively distribute these retail products to our franchisees for sale in-center and sell them direct-to-consumer through our website. We offer approximately 39 full-sized SKUs in our branded product portfolio.

We partner with two leading co-manufacturers in North America to coordinate the manufacturing of our retail product offerings. While our suppliers support us in formulation, sourcing, manufacturing, package development, safety testing and quality assurance, we own all of our retail product formulas and lead the new product development processes to align our innovation capabilities with our strategic priorities.

Marketing Support

Based on our deep guest understanding and longevity in the OOH waxing market, the guest data that we own, and the partners we have selected, we believe we have developed an effective marketing strategy that is designed to promote awareness and consideration of our brand by new guests and encourage retention by existing guests. Through additional testing, we are optimizing our creative ads and channel presence to become increasingly efficient in driving incremental reservations.

We employ a variety of marketing tactics to build awareness of, and create demand for, our brand, and the services and products we offer. We have implemented sophisticated data-driven marketing practices in support of this framework and we deploy the dedicated marketing funds contributed by our franchisees across our portfolio of marketing initiatives. In 2024, we spent approximately $32 million for marketing through our centralized marketing fund, of which 63% was deployed through digital acquisition channels. In 2023, we spent approximately $34 million for marketing through our centralized marketing fund, of which 61% was deployed through digital acquisition channels. In 2022, we collected and spent approximately $28 million for marketing through our centralized marketing fund, of which 57% was deployed through digital acquisition channels.

In addition to our corporate marketing strategy, many franchisees choose to make additional investments in local marketing. We provide strategic recommendations, as well as support to ensure that their marketing both aligns with our national brand and allows them to make decisions that are most appropriate for their local market needs.

Our Franchise Platform

Franchising Strategy

We believe that our asset-light franchise platform delivers capital-efficient growth and our footprint expansion is supported by robust unit-level economics. Our simple, yet difficult to replicate, operating model and the recurring nature of our services translates into an attractive return on invested capital for our franchisees. Our centers require a modest upfront investment cost and typically follow a highly predictable maturation curve.

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

Franchise Support Services

We value our strong partnership with franchisees and are committed to their collective and individual success. To support their growth and operational excellence, we provide comprehensive support services, including pre-opening guidance, guest experience training, and ongoing operational support.

Pre-opening support:

•
Site selection and approval: we work in partnership with our franchisees to adequately vet prospective new center locations ahead of any initial investment. Each franchisee is responsible for selecting their location but must ultimately obtain approval from us.
•
Before a franchisee opens a new center, we provide comprehensive support designed to help them succeed. This includes coaching on the site development process, covering strategies for working effectively with local municipalities, architects, and general contractors. Franchisees also participate in a robust training program and receive guidance on pre-opening marketing activities to position their center for a successful launch. Additionally, we conduct business reviews with each franchisee to align construction timelines with recruitment efforts, training schedules, and pre-opening marketing plans, ensuring every center opens with strong momentum.

Guest experience support:

•
Wax training: we require an intensive six-day training program for all new wax specialists as well as continued learning opportunities to keep all wax specialists performing at the consistent, high-quality standards for which we are known. Training is conducted by a corporate or peer trainer both in-person as well as virtually. Franchisees also appoint in-house trainers who are expected to maintain an ongoing training system for wax specialists and other associates within each center.
•
Industry-leading hygiene protocols: we use new gloves for every wax service, our tools are soaked in disinfectant, we use new paper for each bed and new waxing sticks for each dip (no double-dipping ever). We also deep clean high touch points and have contactless check in for our guests.

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

Franchise Unit-Level Economics

A European Wax Center location typically reaches maturity in year five of operations. Our centers generate strong average unit economics and mature centers generate on average $1.1 million in average unit volume and annual cash-on-cash returns in excess of 40%. A typical franchisee initially invests approximately $482,000 to $524,000 when opening a new center with ongoing fees that are determined by the service sales of each center. These ongoing fees include royalty and marketing fund contributions, which are 6% and 3% of service sales, respectively. Our centers typically follow a highly predictable maturation curve once open.

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

We also compete with other types of hair removal alternatives, including laser hair removal, sugaring, threading, as well as in-home solutions, such as shaving, chemical-based creams, epilators, at-home laser hair removal and at-home waxing. OOH laser hair removal is a semi-permanent solution that is more expensive than OOH waxing. However, guest research informed our decision to pilot laser hair removal in select centers. We view this service as an opportunity to attract more guests to the brand with the potential to increase our share of wallet from current guests. Sugaring and threading are both less effective options than OOH waxing and have not been widely adopted among consumers. At-home shaving lasts for a significantly shorter time than waxing, and other at-home solutions are frequently viewed as less effective, messier, more painful and more time-consuming than OOH services administered by highly trained specialists.

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

Our products are manufactured by market leaders, and we partner with two overseas suppliers with multiple facilities in Spain and France to source our wax and two suppliers to source our branded retail products. We have contracts in place with both of our wax suppliers and our retail product manufacturer. Our manufacturing partners arrange for delivery of products either to one of the three third-party distribution centers that supply our centers or directly to our franchised and corporate-owned centers. In addition, we partner with one supplier to provide medical products to our centers for use in administering wax services.

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

Human Capital

As of January 4, 2025, we employed approximately 124 full-time employees, including approximately five full-time employees at corporate-owned centers. We also employ approximately 79 part-time associates, primarily in our corporate-owned centers. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We provide employees the opportunity to grow and to be rewarded based on results.

To ensure the health and safety of our and our franchisees’ employees, we have contactless check-in and strong hygiene standards at all centers. We sanitize all wax suites with disinfectant wipes after each guest’s visit and require our franchisees to carry an inventory of gloves and other personal protective equipment.

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
•
If our franchisees are unable to successfully enter new markets, select appropriate sites for new centers, open new centers, or maintain existing centers, our growth strategy may not succeed.
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
•
The occurrence of security incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.
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

Risks Relating to Our Organization and Structure

•
We are a holding company and our principal asset is our 78.3% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement (as amended, the “TRA”) and cover other expenses, including our corporate and other overhead expenses.
•
Our organizational structure, including the TRA, confers certain benefits upon the EWC Ventures Pre-initial public offering (“IPO”) Members that do not benefit holders of our Class A common stock (other than the EWC Ventures Pre-IPO Members) to the same extent that it benefits the EWC Ventures Pre-IPO Members.
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
•
We previously identified a material weakness in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain effective internal controls, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Additionally, if our franchisees are impacted by weak economic conditions and are unable to secure adequate sources of financing, their financial health may worsen, our revenues may decline, and we may need to offer extended payment terms or make other concessions. If franchisees are unable or unwilling to develop new centers on the timelines we expect, whether as a result of economic conditions, availability of financing or otherwise, our revenue would be negatively impacted. Also, refusal on the part of franchisees to renew their franchise agreements or to comply with development obligations may result in decreased payments from franchisees. Furthermore, if our franchisees are not able to obtain the financing necessary to complete planned remodel and construction projects, they may be forced to postpone or cancel such projects.

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

If our franchisees are unable to successfully enter new markets, select appropriate sites for new centers, open new centers, or maintain existing centers, our growth strategy may not succeed.

Our growth strategy includes entering into franchise agreements and development agreements with franchisees who will open additional centers in markets where there are either an insufficient number or relatively few or no existing centers. We rely heavily on these franchisees and developers to grow our franchise systems by maintaining existing centers and opening new centers, and there can be no assurance that we will be able to successfully maintain existing centers or expand or acquire critical market presence for our brands in new geographical markets in the United States. Consumer characteristics and competition in existing markets can change over time, and new markets may differ substantially from the markets where we currently operate. Additionally, we may be unable to identify qualified franchisees, develop brand recognition, successfully market our products or attract new guests in new markets and our franchisees may be unable to identify appropriate locations in such markets. See “—Our center development plans under development agreements may not be implemented effectively by franchisees” herein.

Our franchisees face many other challenges in maintaining existing centers and opening additional centers, including:

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

Should our franchisees not succeed in opening additional centers or maintaining and improving existing centers, there may be adverse impacts to our growth strategy and to our ability to generate additional profits, which in turn could materially and adversely affect our business and results of operations.

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

In particular, because nearly all of the development of additional centers is likely to be funded by franchisee investment, our growth strategy is dependent on our existing and prospective franchisees’ fulfillment of their development obligations and their ability to access funds to finance such development. We do not generally provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. In addition, labor and material costs expended will vary by geographical location and are subject to general price increases. The timing of these improvements can affect the performance of a center, particularly if the improvements require the relevant center to be closed. If our existing and prospective franchisees are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of additional centers. In addition, our growth strategy may take longer to implement and may not be as successful as expected. Both of these factors could reduce our competitiveness and future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

Furthermore, the ability of our franchisees to maintain existing centers, enter new markets and grow our business may not be indicative of future growth. Our various business strategies and initiatives, including our growth of franchisees, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. The historical conversion rate of signed commitments to new franchised centers may not be indicative of the conversion rates we will experience in the future.

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

Over the past several years, we have experienced growth in our business activities and operations, including a significant increase in the number of system-wide centers. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. These changes may need to be implemented quickly. Our inability to implement and maintain such systems and controls, including to accurately report our data, could harm consumer confidence in our reporting and adversely affect our business. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ centers is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2024, our franchisees opened 43 centers, compared to 107 centers in 2023 and 93 centers in 2022. Our failure to successfully execute on our planned expansion of centers could materially and adversely affect our results of operations and financial condition.

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

The occurrence of security incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business.

Our operations rely on the secure processing, storage and transmission of confidential information in our computer systems and networks, including personally identifiable information of our guests, franchisees and employees. Although we take protective measures and endeavor to strengthen the security and resiliency of these systems, our computer systems, software and networks are vulnerable to information breaches, unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems (each a “Security Event” and collectively, “Security Events”). As our reliance on technology has increased, especially in light of work-from-home and hybrid arrangements established during the novel coronavirus (“COVID-19”) pandemic, so have the risks posed to our systems, both internal and those we have outsourced. The company has been subject to attempted Security Events in the past and may continue to be subject to such events in the future. Such events have become more common, and many companies have recently experienced serious Security Events and breaches of their information technology systems. We could also be subject to negative impacts to our business caused by Security Events relating to our third-party service providers, including software vendors and hosting services. A successful Security Event or other cyber-incident experienced by us or our service providers could cause an interruption of our operations, could damage our relationship with franchisees, and could result in the exposure of private or confidential data, potentially resulting in litigation or government investigation, damages claims from contractual counter-parties, reputational harm, and financial losses that are either not insured or are not fully covered through any insurance we maintain. In addition to maintaining insurance coverage to address cyber-incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as our increased awareness of a risk of a Security Event, do not guarantee that our reputation and financial results will not be adversely affected by any incident or event that occurs.

Because our centers accept electronic forms of payment from our guests, our business requires the collection of guest data, including credit and debit card numbers and other personally identifiable information in various information systems that we and our franchisees then transfer to third parties with whom we contract to provide credit card processing or other services. We also maintain important internal company data, such as personally identifiable information about our employees, franchisees and guests and information relating to our operations. Our use of personally identifiable information is regulated by federal and state laws and regulations, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. A cyber-incident could also require us to notify law enforcement agencies, our guests, employees or other groups, result in fines or require us to incur expenditures in connection with remediation, require us to pay increased fees to third parties, result in adverse publicity, loss of sales and profits, or require us to incur other costs, any of which could adversely affect the operation of our business and results of our operations.

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

In the ordinary course of business, we and our franchisees handle certain forms of highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. See “The occurrence of security incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business” herein. In addition, we offer a mobile application and rewards program that allows our guests to schedule their visits and facilitates a contactless experience with self-check-in, which may in the future track other personal information. Some of this data is highly sensitive in nature and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees, and others. The integrity and protection of guest, prospective guest and employee data is critical to us.

Despite the security measures we have in place to comply with applicable laws and rules, our facilities and systems, and those of our franchisees and third-party service providers (as well as their third-party service providers), may be vulnerable to security breaches, acts of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data, programming or human errors or other similar events. See “The occurrence of security incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business” herein. Furthermore, the size and complexity of our information systems, and those of our franchisees and our third-party vendors (as well as their third-party service providers), make such systems potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, franchisees or vendors, or from attacks by malicious third parties. Because such attacks are increasing in sophistication and change frequently in nature, we, our franchisees and our third-party service providers may be unable to anticipate these attacks or implement adequate preventative measures, and any compromise of our systems, or those of our franchisees and third-party vendors (as well as their third-party service providers), may not be discovered and remediated promptly. Changes in consumer behavior following a security breach or perceived security breach, act of cyber terrorism or sabotage, vandalism or theft, computer viruses, loss or corruption of data or programming or human error or other similar event affecting a competitor, large retailer or financial institution may materially and adversely affect our business.

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

The jurisdictions in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This includes increased privacy related legislative and enforcement activity at both the federal level and the state level, including the implementation of the California Consumer Protection Act (the “CCPA”), which came into effect in January 2020, the California Privacy Rights Act (the “CPRA”) which took effect on January 1, 2023, as well as other state data privacy and breach notification laws. The CCPA broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA expands upon the CCPA by creating additional obligations relating to personal information and establishing a new enforcement agency dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CPRA have been enacted in at least twelve other states. It is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. We, our affiliated entities and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the CCPA, the CPRA, and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws. We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the CCPA, the CPRA and other Privacy and Data Protection Laws becomes available. In addition to the foregoing, governments or other regulatory agencies may propose additional standards that apply to the protection of customer and company information, and our systems may be unable to satisfy changing industry security requirements, applicable regulations or employee and guest expectations without significant additional capital investments or time, which could have a material adverse effect on our business and results of operations.

We and our franchisees are required to comply with the Payment Card Industry Data Security Standards (“PCI-DSS”) and card association operating rules. Due to the number of credit card transactions processed by us and our franchisees, we are required to submit an annual Report on Compliance validating our ability to satisfy the PCI DSS. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be subject to fines and assessments or lose our ability to accept credit or debit card payments from our consumers. Any failure to comply with the PCI DSS or other payment card brand requirements could significantly harm our brand, reputation, business, and results of operations. Franchisees are separate businesses, and therefore are subject to different requirements for documenting PCI compliance, any failure by them to maintain their required level of PCI compliance could result in loss of personally identifiable information of guests, harm our reputation and result in loss of future revenue. All of these implications could adversely affect our revenues, results of operations or business and financial condition. Failure to comply with these obligations could result in damage to our reputation and legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results. Depending on the nature of the violation, we may be required to offer restitution or remediation to guests, and the costs of doing so could exceed our loss reserves.

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

Our operations and financial performance were affected by the COVID-19 pandemic and could be impacted by future health epidemics or pandemics.

The global crisis resulting from the spread of COVID-19 significantly disrupted local, regional, and global economies and businesses in the locations in which we operate, as well as adversely affected workforces, guests, consumer sentiment, economies and financial markets, and has impacted our financial results. Future spikes in infectious diseases due to a pandemic or health epidemic could materially and adversely affect the ability of franchisees to pay, or disrupt the timely payment of, amounts owed to us or decrease the profitability of our centers.

Health epidemics or pandemics have the potential to cause a disruption in our supply chain and may adversely impact economic conditions in the United States. These and other disruptions, as well as poor economic conditions generally, may lead to a decline in the sales and operating results of our centers. In addition, health epidemics or pandemics may prolong the volatility and disruption of the economies and financial markets of United States and could result in a sustained reduction in the demand for our services and products, longer payment cycles, slower adoption of new products and services and/or increased price competition, as well as a reduction of workforce at our centers. A decline in the sales and operating results of our centers could in turn materially and adversely affect our ability to pursue our growth strategy. Each of these results would reduce our future sales and profit margins, which in turn could materially and adversely affect our business and results of operations.

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

The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income, and the foreign tax credit, among others. The CARES Act, enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on a number of important issues regarding the changes made by the TCJA and the CARES Act. In the absence of such guidance, we will take positions with respect to a number of unsettled issues. There is no assurance that the IRS, any other taxing authority or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. Further, in 2025 significant tax legislation may be enacted and significant regulatory guidance may be published, which may include extensions of the expiring TCJA provisions. The substance of any such changes of law and regulatory guidance cannot be predicted at this time, and may be enacted with retroactive effect and have a material impact on the Company.

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

Any increase in such costs for our centers could reduce our and our franchisees’ sales and profit margins if we choose not, or are unable, to pass the increased costs to our guests. In addition, the U.S. Federal Reserve has in the past raised the federal funds rate and it is possible there will be additional rate increases in the future. Such increases in interest rates have, and future increases may, impact land and construction costs and the cost and availability of borrowed funds and leased centers, and thereby adversely affect our and our franchisees’ ability to finance the development of additional centers and maintenance of existing centers. Inflation also has caused and could further cause increased commodity, labor and benefits costs which could reduce the profitability of our centers. Increases in labor costs could make it difficult to find new franchisees. Any of the foregoing increases could adversely affect our and our franchisees’ business and results of operations.

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

In addition, as of January 4, 2025, there are approximately 420 franchised centers with terms that have either expired or will expire by January 3, 2026. We are actively working to resolve any outstanding agreements. In such cases, the franchisees may renew the franchise term and receive a “successor” franchise agreement for one additional successive term of ten years. Such option, however, is contingent on the franchisee’s execution of our then-current form of franchise agreement (which may include increased franchise royalty rates, marketing fees and other costs or requirements), the satisfaction of certain conditions (including, among other things, compliance with the terms of the existing agreement, the payment of capital expenditures as necessary to maintain uniformity with our then-current standards, and others), compliance with any training requirements and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise agreement and the related franchisee payments will terminate upon expiration of the term of the franchise agreement unless we decide to restructure the franchise documents in order to induce such franchisee to renew the franchise agreement.

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

As of January 4, 2025 we and our franchisees operated 1,067 centers in 45 states and the District of Columbia. We and our franchisees plan to open many new centers in the future, some of which will be in existing markets and may be located in close proximity to centers already in those markets. Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our centers in certain states, regions and cities. Opening new centers in close proximity to existing centers may attract some guests away from those existing centers, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new centers opening in existing markets and because older centers will represent an increasing proportion of our center base over time, our same-store sales increases may be lower in future periods than they have been historically.

Furthermore, economic conditions in particular areas may have a disproportionate impact on our business. Our centers are most concentrated in California, Texas, New York, New Jersey and Florida. No single state accounted for more than 15% of system-wide sales and the top three states represented less than 36% of system-wide sales for the year ended January 4, 2025; however, adverse economic conditions in states, regions or cities that contain a high concentration of our centers could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.

Risks Relating to our Suppliers and Distributors

We depend on a limited number of key suppliers, including international suppliers, to deliver high-quality products at prices similar to historical levels.

We depend on two key suppliers, Perron Rigot, SAS and Grupo DRV—Phytolab S.L., to provide our Comfort Wax to our franchisees and two key suppliers, Goodier Cosmetics, LLC and Batallure Beauty LLC, to provide branded retail products to our franchisees. Our success is dependent on, among other things, our continuing ability to offer our services and products at prices similar to historical levels. We currently have a long-term contract with only one of the wax suppliers. Our suppliers have been and may continue to be adversely impacted by economic weakness and uncertainty, such as increased commodity prices, increased fuel costs, tight credit markets and various other factors, including as a result of geopolitical instability or the imposition of tariffs on products imported from countries on which our suppliers rely. In such an environment, our suppliers may seek to change the terms on which they do business with us in order to lessen the impact of any current and future economic challenges on their businesses or may cease or suspend operations. If we are forced to renegotiate the terms upon which we conduct business with our suppliers or find alternative suppliers to provide key products or services, it could adversely impact the profit margins at our and our franchised centers, which in turn could materially and adversely affect our business and results of operations.

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

Risks Relating to Our Organization and Structure

We are a holding company and our principal asset is our 78.3% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the TRA and cover other expenses, including our corporate and other overhead expenses.

We are a holding company and our principal asset is our ownership of 78.3% of the outstanding EWC Ventures Units. We have no independent means of generating revenue. As the sole managing member of EWC Ventures, we intend to cause EWC Ventures to make distributions to its equity holders, including affiliates of General Atlantic, to whom we refer to collectively as the "General Atlantic Post-IPO Members", EWC Founder Holdco, which we refer to as the "Founder Post-IPO Member", certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover all applicable taxes payable by us and any payments we are obligated to make under the TRA we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause EWC Ventures to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses) due to potential restrictions in our credit agreement and cash requirements and financial conditions of EWC Ventures.

To the extent that we need funds and EWC Ventures is restricted from making such distributions to us, under applicable law or regulation, as a result of covenants in our debt instruments or otherwise, we may not be able to obtain such funds on terms acceptable to us or at all and as a result could suffer a material adverse effect on our liquidity and financial condition.

Under the Amended and Restated Limited Liability Company Agreement of EWC Ventures, we expect EWC Ventures from time to time to make pro rata distributions in cash to its equity holders, including the General Atlantic Post-IPO Members, the Founder Post-IPO Member, certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover taxes on our allocable share of the taxable income of EWC Ventures and payments we are obligated to make under the TRA. As a result of (i) potential differences in the amount of net taxable income allocable to us and to EWC Ventures’ other equity holders, (ii) the lower tax rate applicable to corporations than individuals and (iii) the favorable tax benefits that we anticipate from (a) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial or secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the IPO, (b) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (c) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, we expect that these cash distributions will be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for EWC Ventures Units and corresponding shares of common stock will be made as a result of any cash distribution by us or any retention of cash by us, and in any event the ratio will remain one-to-one. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between EWC Ventures Units and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to EWC Ventures, this may result in shares of our Class A common stock increasing in value relative to the value of EWC Ventures Units. The holders of EWC Ventures Units may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their EWC Ventures Units, notwithstanding that such holders may previously have participated as holders of EWC Ventures Units in distributions that resulted in such excess cash balances.

Our organizational structure, including the TRA, confers certain benefits upon the EWC Ventures Pre-IPO Members that do not benefit holders of our Class A common stock (other than the EWC Ventures Pre-IPO Members) to the same extent that it benefits the EWC Ventures Pre-IPO Members.

Our organizational structure, including the TRA, confers certain benefits upon the EWC Ventures Pre-IPO Members that do not benefit the holders of our Class A common stock (other than the EWC Ventures Pre-IPO Members) to the same extent that it benefits the EWC Ventures Pre-IPO Members. We entered into the TRA with EWC Ventures and the EWC Ventures Pre-IPO Members in connection with the completion of the IPO and the Reorganization Transactions, which provides for the payment by us to the EWC Ventures Pre-IPO Members of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, in each case, computed using simplifying assumptions to address the impact of state and local taxes, as a result of (i) increases in our allocable share of certain existing tax basis and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class

B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from our initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the IPO, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

The General Atlantic equity holders, whose interests in our business may be different than yours, hold a significant percentage of the combined voting power of our common stock and certain statutory provisions afforded to stockholders that are not applicable to us.

Approximately 41.2% of the combined voting power of our common stock is held by the General Atlantic equity holders as of January 4, 2025. The General Atlantic equity holders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because the General Atlantic equity holders hold part of their economic interest in our business through EWC Ventures, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, the General Atlantic equity holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that entered into in connection with our IPO, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, the General Atlantic equity holders’ significant ownership in us may discourage someone from making a significant equity investment in us, or could discourage transactions, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price.

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

We entered into the TRA, which provides for the payment by us to the EWC Ventures Pre-IPO Members of 85% of the benefits, if any, that we realize, or are deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the IPO, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. There is significant existing tax basis in the assets of EWC Ventures as a result of the prior acquisition of interests in EWC Ventures by the General Atlantic equity holders, and subsequent redemptions, exchanges or purchases of EWC Ventures Units are expected to result in increases in the tax basis of the assets of EWC Ventures. The existing tax basis, increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to us and, therefore, may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future. Actual tax benefits realized by us may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted- average state and local income tax rate to calculate tax benefits. This payment obligation is an obligation of the Company and not of EWC Ventures.

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

The payments we will be required to make under the TRA could be substantial. Although estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise, we expect that, as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures, and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the IPO, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, we estimate that payments under the TRA would aggregate to approximately $243.6 million over 18 years based on a closing share price of $6.53 per share of Class A common stock and assuming all future Share Exchanges and Cash Exchanges would occur on January 4, 2025. The payments under the TRA are not conditioned upon the EWC Ventures Pre-IPO Members’ continued ownership of us. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each Share Exchange or Cash Exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRA and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the TRA.

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

The TRA provides that in the case of a change in control of EWC Ventures or the material breach of our obligations under the TRA, we are required to make a payment to the EWC Ventures Pre-IPO Members in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year SOFR (or its successor rate) plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the TRA, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the TRA could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the TRA may result in situations where the EWC Ventures Pre-IPO Members (or their transferees and assignees) have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the TRA that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax. There can be no assurance that we will be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions may also negatively impact the market price of our Class A common stock.

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

We previously identified a material weakness in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain effective internal controls, we may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending January 4, 2025. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.”

In connection with the review of our consolidated financial statements for the period ended October 5, 2024, management concluded that our internal controls over financial reporting were not effective as of October 5, 2024 due to the existence of a material weakness in internal control over financial reporting related to the fair value assigned to the Company’s trade name, franchise relationships, and goodwill. This material weakness was remediated as of January 4, 2025. See Item 9A—Controls and Procedures in this annual report on Form 10-K for additional detail.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our guests, business partners, associates and other stakeholders, and the processes implemented to address the risks related to cybersecurity threats are an important part of our overall risk management efforts. More specifically, we seek to address cybersecurity risks by focusing on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity program focuses on the following key areas:

•
Governance/Board-Level Oversight: Our Audit Committee is briefed on cybersecurity risks as a standing agenda item at each regularly scheduled quarterly meeting. The Chief Information Officer ("CIO") reports quarterly to the Audit Committee and such report typically addresses an overall assessment of our compliance with our cybersecurity policies and includes topics such as risk management and control decisions, updates on our cybersecurity roadmap and self-assessment, training results, security threats, incidents (if any) and responses, and recommendations for changes and updates to our policies and procedures.
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

Item 2. Properties.

As of January 4, 2025, we had 1,067 franchised and corporate-owned centers, and of these there are five actively operating corporate-owned centers, and in addition, we hold a lease for one inactive corporate-owned center, which will expire in 2025. We held leases covering the building and/or land for our five corporate-owned centers and our corporate headquarters located in Plano, Texas. The leases generally have initial expiration dates ranging from five to ten years, with certain renewal options available. We believe that the properties are suitable and adequate for the Company’s business.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “EWCZ”. The approximate number of stockholders of record of our Class A common stock as of March 5, 2025 was five. The approximate number of stockholders of record of our Class B common stock as of March 5, 2025 was three. There is no public market for shares of our Class B common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or other entities in security position listings maintained by depositories.

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122.2 million, or $3.30 per share, of Class A common stock, which was paid during the year ended December 31, 2022 to its Class A common stockholders. The Company also paid dividend equivalents of $83.0 million, or $3.30 per unit, to holders of EWC Ventures Units during the year ended December 31, 2022. During the year ended January 6, 2024 we paid $2.8 million, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2023. During the year ended January 4, 2025 we paid $0.8 million, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2024. In addition, as of January 4, 2025, we had $10 thousand of dividend equivalents accrued for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The information regarding securities authorized for issuance under equity-based compensation plans appears in our Definitive Proxy Statement for our annual meeting of stockholders to be held on June 3, 2025, which information is incorporated herein by reference.

The graph below matches the cumulative 41 month total return of holders of our Class A common stock with the cumulative total returns of the Nasdaq composite and the Russell 2000 index. We include a comparison against the Russell 2000 because there is no published industry or line-of-business index for our industry and we do not have a readily definable peer group that is publicly traded. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on August 5, 2021 (the date of our IPO) and tracks it through December 31, 2024.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
Among European Wax Center, Inc., the NASDAQ Composite Index and the Russell 2000 Index

*$100 invested on 8/5/21 in stock or 7/31/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2025 Russell Investment Group. All rights reserved.

	8/5/21	12/21	12/22	12/23	12/24
European Wax Center, Inc.	100.00	141.89	65.38	71.37	35.03
NASDAQ Composite	100.00	106.93	72.14	104.34	135.20
Russell 2000	100.00	101.35	80.64	94.29	105.16

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fourth quarter of the year ended January 4, 2025, other than those previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2025.

In connection with our IPO, we and EWC Ventures and each of the EWC Ventures Post-IPO Members entered into an exchange agreement pursuant to which they (or certain permitted transferees), subject to certain restrictions, including any applicable transfer restrictions, have the right to exchange their EWC Ventures Units for shares of Class A common stock on a one-for-one basis or cash based on the market price of our Class A common stock, at our option (as the managing member of EWC Ventures), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. As any EWC Ventures Post-IPO Member exchanges its EWC Ventures Units for shares of Class A common stock, the number of EWC Ventures Units held by the Company is correspondingly increased as it acquires the exchanged EWC Ventures Units, and a corresponding number of shares of Class B common stock are canceled.

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the fourth quarter of fiscal year 2024:

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 6, 2024 - November 2, 2024	—	$—	—	$19,852,470
November 3, 2024 - November 30, 2024	564,592	$5.95	564,592	$16,494,441
December 1, 2024 - January 4, 2025	1,064,716	$6.24	1,064,716	$9,852,479
Total	1,629,308	$6.14	1,629,308
(1)
In the fourth quarter of 2024, 1,629,308 shares of Class A common stock were repurchased pursuant to the $50.0 million share repurchase plan authorized by our board of directors on May 13, 2024. As of January 4, 2025 we have cumulatively repurchased $40.1 million of the $50.0 million authorized under the share repurchase plan.

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

A discussion regarding our financial condition and results of operations for the year ended January 4, 2025 compared to the year ended January 6, 2024 is presented in the following sections. A discussion regarding our financial condition and results of operations for the year ended January 6, 2024 compared to the year ended December 31, 2022 can be found in our Annual Report on Form 10-K for the year ended January 6, 2024, filed with the Securities and Exchange Commission (the "SEC") on March 6, 2024.

Overview

We are a leading franchisor and operator of out-of-home ("OOH") waxing services in the United States. We delivered over 23 million waxing services in both 2024 and 2023 and over 22 million waxing services in 2022. Throughout our highly franchised network, we generated system-wide sales of $951 million in fiscal 2024, which consisted of only 52 weeks. We generated system-wide sales of $955 million and $899 million in fiscal 2023 and 2022, respectively, both of which had 53 weeks. Our portfolio of centers operate in 1,067 locations across 45 states as of January 4, 2025. Of these locations, 1,062 are franchised centers operated by franchisees and five are corporate-owned centers.

We believe that the European Wax Center brand is trusted, efficacious and accessible. Our culture is obsessed with our guest experience and we deliver a superior guest experience relative to smaller chains and independent salons. We offer guests high-quality, hygienic waxing services administered by our licensed, EWC-trained estheticians (our “wax specialists”), at our accessible and welcoming locations (our “centers”). Our technology-enabled guest interface simplifies and streamlines the guest experience with automated appointment scheduling and remote check-in capabilities, with a goal of making guest visits convenient, hassle-free, and consistent across our network of centers. Our well-known, pre-paid Wax Pass program makes payment easy and convenient, fostering loyalty and return visits. Many of our loyal guests view us as a non-discretionary part of their personal-care and beauty regimens.

We believe that our asset-light franchise platform delivers capital-efficient growth with strong cash flow generation. Our centers are 99% owned and operated by our franchisees who benefit from strong unit-level economics, with mature centers generating annual cash-on-cash returns in excess of 40%.

In partnership with our franchisees, we fiercely protect our points of differentiation that attract new guests, build meaningful relationships and promote lasting retention. We are so confident in our ability to delight that we have always offered all of our guests their first wax free on certain services.

Hair removal is an integral and recurring part of the personal-care and beauty regimens for most women and many men in the United States, and hair removal solutions are consistently in demand, given the recurring nature of hair growth.

Under the stewardship of our CEO and the other management team members, we have prioritized building a culture of performance and success. Additionally, we have intensified our focus on enhancing the guest experience and have invested significantly in our corporate infrastructure and marketing capabilities to continue our track record of sustainable growth.

Growth Strategy and Outlook

We plan to grow our business over the long-term primarily by opening new franchised centers as well as increasing our system-wide sales in existing centers. We believe that we have meaningful whitespace opportunity to support our long-term strategic plan for our center format across the United States.

However, many of our centers across the network are currently experiencing declining transactions and profitability. In the near-term, many franchisees have paused their new center growth plans as we work to stabilize and realign the business to increase transactions and profitability at existing locations. While we believe we will have positive new center openings on a gross basis in 2025, we expect closures will more than offset center growth on a net basis in 2025. Our near-term priorities for the business include developing a robust, data-rich marketing engine that drives traffic to centers, cultivating a more effective, service-based infrastructure to enable franchisee success, implementing a more sophisticated development approach focused on thoughtful, profitable expansion, and assembling a strong management team with the skill sets and expertise needed to address these opportunities and achieve sustainable long-term growth.

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

System-Wide Sales (“SWS”). System-wide sales represent sales from same day services, retail sales and cash collected from wax passes for all centers in our network, including both franchisee-owned and corporate-owned centers. While we do not record franchised center sales as revenue, our royalty revenue is calculated based on a percentage of franchised center sales, which are 6.0% of sales, net of retail product sales, as defined in the franchise agreement. This measure allows us to better assess changes in our royalty revenue, our overall center performance, the health of our brand and the strength of our market position relative to competitors. Our system-wide sales growth is driven by net new center openings as well as increases in same-store sales. In the table below, SWS for the year ended January 4, 2025 consisted of 52 weeks and the year ended January 6, 2024 consisted of 53 weeks. The 53rd week in the year ended January 6, 2024 contributed approximately $15.0 million in system-wide sales reported below.

Same-Store Sales. Same-store sales reflect the change in sales over a comparable 52-week period year over year from services performed and retail sales for the same-store base. We define the same-store base to include those centers open for at least 52 full weeks. If a center is closed for greater than six consecutive days, the center is deemed a closed center and is excluded from the calculation of same-store sales until it has been reopened for a continuous 52 full weeks. This measure highlights the performance of existing centers, while excluding the impact of new center openings and closures. We review same-store sales for corporate-owned centers as well as franchisee-owned centers. Same-store sales growth is driven by increases in the number of transactions and average transaction size.

New Center Openings. The number of new center openings reflects centers opened during a particular reporting period for both franchisee-owned and corporate-owned centers, less centers closed during the same period. Opening new centers is an integral part of our growth strategy, and we expect the majority of our future new centers to be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue from new corporate-owned centers, we incur pre-opening costs, such as lease costs, labor expense and other operating expenses. Some of our centers open with an initial start-up period of higher-than-normal marketing and operating expenses, particularly as a percentage of monthly revenue.

Average Unit Volume (“AUV”). AUV consists of the average annual system-wide sales of all centers that have been open for a trailing 52-week period or longer. This measure is calculated by dividing system-wide sales during the applicable period for all centers being measured by the number of centers being measured. AUV allows management to assess our franchisee-owned and corporate-owned center economics. Our AUV growth is primarily driven by increases in services and retail product sales as centers fill their books of reservations, which we refer to as maturation of centers. In the table below, AUV for the year ended January 4, 2025 consisted of 52 weeks and the year ended January 6, 2024 consisted of 53 weeks. The 53rd week in the year ended January 6, 2024 contributed approximately $15.0 thousand in AUV reported below.

	Years Ended
(in thousands, except operating data and percentages)	January 4, 2025	January 6, 2024
Number of system-wide centers (at period end)	1,067	1,044
System-wide sales	$950,981	$955,045
Same-store sales	0.2%	2.9%
New center openings	23	100
AUV	$915	$996

The table below presents changes in the number of system-wide centers for the periods indicated:

	Year Ended
	January 4, 2025	January 6, 2024
System-wide Centers
Beginning of Period	1,044	944
Openings	43	107
Closures	(20)	(7)
End of Period	1,067	1,044

Significant Factors Impacting Our Financial Results

We believe there are several important factors that have impacted, and that we expect will continue to impact, our business and results of operations. These factors include:

New Center Openings. We expect that new centers will be a key driver of growth in our future revenue and operating profit results. Opening new centers is an important part of our growth strategy, and we expect the majority of our future new centers will be franchisee-owned. Our results of operations have been and will continue to be materially affected by the timing and number of new center openings each period. As centers mature, center revenue and profitability increase significantly. The performance of new centers may vary depending on various factors such as the effective management and cooperation of our franchisee partners, whether the franchise is part of a multi-unit development agreement, the center opening date, the time of year of a particular opening, the number of licensed wax specialists recruited, and the location of the new center, including whether it is located in a new or existing market. Our planned long-term center expansion will place increased demands on our operational, managerial, administrative, financial, and other resources.

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

Overall Economic Trends. Macroeconomic factors that may affect guest spending patterns, and thereby our results of operations, include employment rates, the rate of inflation, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, we believe that many of our guests see our services as largely non-discretionary in nature. Therefore, while overall economic trends and related changes in consumer behavior has impacted us and may impact us in the future, we believe it has less of an impact on our business than it may have for other companies that have a significant portion of their sales considered discretionary.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.0% and 56.7% of our total revenue for the years ended January 4, 2025 and January 6, 2024, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.5% and 24.1% of our total revenue for the years ended January 4, 2025 and January 6, 2024, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 13.9% and 13.6% of our total revenue for the years ended January 4, 2025 and January 6, 2024, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.6% and 5.6% of our total revenue for the years ended January 4, 2025 and January 6, 2024, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the Consolidated Balance Sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

Costs and Expenses

Cost of Revenue: Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold, including distribution and outbound freight costs and provision for inventory obsolescence, as well as the cost of materials and labor for services rendered in our corporate-owned centers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses primarily consist of wages, benefits and other compensation-related costs, third-party warehousing costs, corporate marketing costs, rent, software, and other administrative expenses incurred to support our existing franchise and corporate-owned centers, as well as expenses attributable to growth and development activities. Also included in selling, general and administrative expenses are accounting, legal, marketing operations, and other professional fees.

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

Interest Expense, net: Interest expense consists of interest on our long-term debt, including amounts outstanding under our revolving financing facility, amortization of debt discount and deferred financing costs, gains and losses on debt extinguishment as well as interest income from short-term, highly liquid investments.

Other (Income) Expense: Other (income) expense consists of non-cash gains and losses related to the remeasurement of our tax receivable agreement liability and contractual cash interest paid on our tax receivable agreement liability.

Income Tax Expense: We are subject to U.S. federal, state and local income taxes with respect to our taxable income, including our allocable share of any taxable income of EWC Ventures and are taxed at the prevailing corporate tax rates. Income tax expense includes both current and deferred income tax expense.

Noncontrolling Interests: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income (loss) is allocated to the noncontrolling interests to reflect the entitlement of the members of EWC Ventures after our IPO (the “EWC Ventures Post-IPO Members”) to a portion of EWC Ventures’ net income (loss).

Results of Operations

The following tables presents our Consolidated Statements of Operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Years Ended
	January 4, 2025	January 6, 2024	$ Change	% Change
Revenue:
Product sales	$121,453	$125,269	$(3,816)	(3.0)%
Royalty fees	53,094	53,352	(258)	(0.5)%
Marketing fees	30,171	29,994	177	0.6%
Other revenue	12,198	12,409	(211)	(1.7)%
Total revenue	216,916	221,024	(4,108)	(1.9)%
Operating expenses:
Cost of revenue	57,313	62,637	(5,324)	(8.5)%
Selling, general and administrative	58,696	59,485	(789)	(1.3)%
Advertising	32,949	33,869	(920)	(2.7)%
Depreciation and amortization	20,279	20,548	(269)	(1.3)%
(Gain) loss on disposal of assets and non-cancellable contracts	(2)	7	(9)	(128.6)%
Gain on sale of centers	(81)	—	(81)	—
Total operating expenses	169,154	176,546	(7,392)	(4.2)%
Income from operations	47,762	44,478	3,284	7.4%
Interest expense, net	25,492	26,686	(1,194)	(4.5)%
Other expense (income)	5,399	(412)	5,811	(1,410.4)%
Income before income taxes	16,871	18,204	(1,333)	7.3%
Income tax expense	2,190	6,160	(3,970)	64.4%
Net income	$14,681	$12,044	$2,637	21.9%
Less: net income attributable to noncontrolling interests	4,219	3,340	879	26.3%
Net income attributable to European Wax Center, Inc.	$10,462	$8,704	$1,758	20.2%

The following table presents the components of our Consolidated Statements of Operations for each of the periods indicated, as a percentage of revenue:

	For the Years Ended
	January 4, 2025	January 6, 2024
Revenue:
Product sales	56.0%	56.7%
Royalty fees	24.5%	24.1%
Marketing fees	13.9%	13.6%
Other revenue	5.6%	5.6%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.4%	28.3%
Selling, general and administrative	27.1%	26.9%
Advertising	15.2%	15.3%
Depreciation and amortization	9.3%	9.2%
(Gain) loss on disposal of assets and non-cancellable contracts	(0.0)%	0.0%
Gain on sale of centers	(0.0)%	0.0%
Total operating expenses	78.0%	79.7%
Income from operations	22.0%	20.3%
Interest expense, net	11.8%	12.1%
Other expense (income)	2.5%	(0.2)%
Income before income taxes	7.7%	8.4%
Income tax expense	1.0%	2.8%
Net income	6.7%	5.6%
Less: net income attributable to noncontrolling interests	1.9%	1.6%
Net income attributable to European Wax Center, Inc.	4.8%	4.0%

Comparison of the Years Ended January 4, 2025 and January 6, 2024

Revenue

Total revenue decreased $4.1 million, or 1.9%, to $216.9 million during the year ended January 4, 2025, compared to $221.0 million for the year ended January 6, 2024. The decrease in total revenue was primarily due to $4.2 million resulting from one less sales week in fiscal year 2024 compared to 2023. The decrease was partially offset by 23 net new center openings that became operational during the period from January 7, 2024 to January 4, 2025. The year ended January 4, 2025 was comprised of 52 weeks compared to the year ending January 6, 2024, which was comprised of 53 weeks.

Product Sales

Product sales decreased $3.8 million, or 3.0%, to $121.5 million during the year ended January 4, 2025, compared to $125.3 million for the year January 6, 2024. The decrease in product sales was primarily due to $2.9 million resulting from one less sales week in fiscal year 2024 compared to 2023 and the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs. This decrease was partially offset by an increase in sales of Comfort Wax during the period from January 7, 2024 to January 4, 2025.

Royalty Fees

Royalty fees decreased $0.3 million, or 0.5%, to $53.1 million during the year ended January 4, 2025, compared to $53.4 million for the year ended January 6, 2024. The decrease in royalty fees during the year ended January 4, 2025 was primarily due to $0.9 million resulting from one less sales week in fiscal year 2024 compared to 2023. This decrease was partially offset by 23 new center openings that became operational in the period from January 7, 2024 to January 4, 2025.

Marketing Fees

Marketing fees increased $0.2 million, or 0.6%, to $30.2 million during the year ended January 4, 2025, compared to $30.0 million for the year ended January 6, 2024. The increase in marketing fees during the year ended January 4,2025 was primarily due to 23 new center openings that became operational in the period from January 7, 2024 to January 4, 2025. This increase was partially offset by $0.4 million resulting from the decrease in system-wide sales that resulted from one less sales week in fiscal year 2024 compared to 2023.

Other Revenue

Other revenue decreased $0.2 million or 1.7%, to $12.2 million during the year ended January 4, 2025, compared to $12.4 million for the year ended January 6, 2024. The decrease in other revenue during the year ended January 4, 2025 was primarily due to the sale of a corporate-owned center in the first fiscal quarter of 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $5.3 million or 8.5%, to $57.3 million during the year ended January 4, 2025, compared to $62.6 million for the year ended January 6, 2024. The decrease in cost of revenue was primarily due to one less sales week and negotiated cost savings in the year ended January 4, 2025 compared to the year ended January 6, 2024.

Selling, General and Administrative

Selling, general and administrative expenses decreased $0.8 million, or 1.3%, to $58.7 million during the year ended January 4, 2025, compared to $59.5 million for the year ended January 6, 2024. The decrease in selling, general and administrative expenses was primarily due to a $3.9 million decrease in payroll and benefits expense as well as a $0.8 million decrease in insurance costs due to lower premiums and a $0.7 million gain from a legal judgment in our favor. However, these decreases were partially offset by $0.9 million of costs associated with a debt offering the Company decided to terminate during fiscal 2024, combined with a $0.7 million increase in annual conference fees, a $0.7 million increase in technology expenses and a $0.5 million increase in executive recruitment over the same period last year. The decrease in payroll and benefits expense was primarily due to $5.8 million lower equity-based compensation resulting from executive level forfeitures, which was partially offset by increases in corporate headcount and an increase of $2.2 million resulting from executive severance and other reorganization costs.

Advertising

Advertising expenses decreased $0.9 million, or 2.7%, to $32.9 million during the year ended January 4, 2025, compared to $33.9 million for the year ended January 6, 2024. The decrease resulted from optimizing our advertising spending as we begin a multi-year transformational investment focused on driving revenue growth and improving guest engagement.

Depreciation and Amortization

Depreciation and amortization for the year ended January 4, 2025 was generally consistent with the year ended January 6, 2024, decreasing $0.3 million, or 1.3%, to $20.3 million during the year ended January 4, 2025, compared to $20.5 million for the year ended January 6, 2024.

Interest expense, net

Interest expense, net decreased $1.2 million, or 4.5%, to $25.5 million during the year ended January 4, 2025, compared to $26.7 million for the year ended January 6, 2024. The decrease was primarily due to an increase in interest income from the Company's short-term investments during the year ended January 4, 2025 compared to the year ended January 6, 2024, as well as the continued quarterly principal repayments which reduce cash interest due.

Other Expense (Income)

We recognized expense of $5.4 million during the year ended January 4, 2025 primarily related to the remeasurement of our TRA liability. During the year ended January 6, 2024 we recognized $0.4 million in income related to the remeasurement of our TRA liability.

Income Tax Expense (Benefit)

We recognized income tax expense of $2.2 million during the year ended January 4, 2025, compared to $6.2 million for the year ended January 6, 2024, a decrease of $4.0 million or 64.4%. The decrease in income tax expense was primarily related to the lower income before income taxes in fiscal 2024 and lower state income taxes due to apportionment changes. The income tax expense recognized in fiscal year 2024 differs from the federal statutory income tax rate primarily due to state income taxes and noncontrolling interests. The income tax expense recognized in fiscal year 2023 differs from the federal statutory income tax rate primarily due to state income taxes, noncontrolling interests and the tax effects of our investment in EWC Ventures.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Year Ended
	January 4, 2025	January 6, 2024
(in thousands)
Net income	$14,681	$12,044
Interest expense, net	25,492	26,686
Income tax expense	2,190	6,160
Depreciation and amortization	20,279	20,548
EBITDA	$62,642	$65,438
Equity-based compensation(1)	5,150	10,988
Remeasurement of tax receivable agreement liability(2)	5,399	(412)
Gain on sale of center(3)	(81)	—
Gain from legal judgment proceeds(4)	(724)	—
Executive severance(5)	1,548	—
Reorganization costs(6)	630	—
Terminated debt offering costs (7)	941	—
Adjusted EBITDA	$75,505	$76,014

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

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $49.7 million as of January 4, 2025.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through January 4, 2025 are currently expected to be $204.3 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statements of Operations in the period in which the change occurs.

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

We expect total capital expenditures for the year ending January 3, 2026 (“fiscal year 2025”) to be approximately $9.0 million to $11.0 million, including $3.5 million to $4.5 million in cash payments and $5.5 million to $6.5 million in capitalized non-cash equity compensation from an equity award to a vendor that is being recognized over the project period, which is discussed within the notes to our audited consolidated financial statements (Note 14—Equity-Based Compensation), included elsewhere in this annual report on Form 10-K. The majority of these capital expenditures will be to support investments in marketing and technology, with projects focused on enhancing guest acquisition, engagement and loyalty. We anticipate our cash on hand and future cash flows from operations will provide the funds needed to meet the anticipated cash-based capital expenditure needs in fiscal year 2025.

We also have contractual obligations, including non-cancellable operating leases for office space and various retail locations, with terms expiring through 2029. Future maturities of our operating lease liabilities as of January 4, 2025 is presented within the notes to our audited consolidated financial statements (Note 9—Leases), included elsewhere in this annual report on Form 10-K.

Additionally, we have various contractual commitments with third parties whereby we expect to pay $21.9 million in fiscal year 2025, through cash on hand and operating cash flows.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of January 4, 2025. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in “Risk Factors—Risks Related to Our Organization and Structure—We are required to pay the EWC Ventures' pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” included elsewhere in this annual report on Form 10-K to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the IPO, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented (amounts in thousands):

	Year Ended
	January 4, 2025	January 6, 2024
Net cash provided by (used in):
Operating activities	$56,506	$55,602
Investing activities	(386)	(785)
Financing activities	(59,154)	(46,383)
Net (decrease) increase in cash	$(3,034)	$8,434

Operating Activities

During the year ended January 4, 2025, net cash provided by operating activities was $56.5 million and consisted of $14.7 million net income combined with $39.5 million of non-cash items, consisting primarily of depreciation and amortization, provision for inventory obsolescence and bad debts, remeasurement of the TRA, equity-based compensation and $2.3 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the year ended January 4, 2025 reflect decreases in accounts receivable, inventory and prepaid expenses and other assets of $1.3 million, $1.4 million and $2.8 million, respectively and was partially offset by decreases in accounts payable and accrued liabilities, deferred revenue and other long-term liabilities of $0.4 million, $1.7 million and $1.1 million, respectively. The $0.9 million increase in cash provided by operating activities during the year ended January 4, 2025, as compared to the year ended January 7, 2024 was primarily the result of a $2.6 million increase to net income and increases in net cash provided by working capital and other activities of $0.8 million, partially offset by decreases in non-cash items of $2.6 million

Investing Activities

During the year ended January 4, 2025 and January 6, 2024, we used $0.5 million and $0.8 million of cash, respectively, for capital expenditures. In addition, during the year ended January 4, 2025, we received proceeds of $135 from the sale a corporate-owned center.

Financing Activities

During the year ended January 4, 2025 cash used in financing activities was $59.2 million compared to net cash provided by financing activities of $46.4 million for the for the year ended January 6, 2024. Financing activities during the year ended January 4, 2025 consisted of the following payments:

•
$40.1 million used to repurchase 5,605,929 shares of Class A common stock
•
$9.3 million in payments made pursuant to the TRA
•
$4.0 million repayment on the Class A-2 Notes
•
$4.3 million in tax distribution payments to EWC Ventures members and
•
$0.8 million in dividend equivalents paid and
•
$0.6 million in taxes on vested RSUs paid by withholding shares.

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

Goodwill had historically been tested for impairment on October 1 of each fiscal year, which in past years has been at the beginning of our fourth fiscal quarter. In fiscal year 2023 we changed the date of our annual impairment test to the first day of our fourth fiscal quarter, which for fiscal year 2023 was October 1, 2023 and for fiscal 2024 was October 6, 2024. The fiscal calendar we follow results in shifting quarter-and year-end dates each fiscal year and in certain years October 1 will fall into our third fiscal quarter. This change was made in order to maintain consistent timing of our annual impairment test each year and is therefore considered to be preferable. We do not consider this to be a material change in the application of an accounting principle as the new and old testing dates are in very close proximity varying only by a small number of days each fiscal year.

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

We performed our annual goodwill impairment test using the quantitative approach as of October 6, 2024 and concluded there was no impairment as of that date. The impairment test concluded that the reporting unit had a fair value in excess of its respective carrying amount. We believe our use of significant assumptions within our valuation models are reasonable estimates of likely future events. In addition, we also considered our market capitalization relative to our net assets as of the testing date. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2024 included a weighted-average cost of capital of 12.8%, and a terminal growth rate of 4.0%. Based on the sensitivity analysis performed on these two key assumptions in the discounted cash flow model, a 100 basis point decrease in the long-term growth factor assumption or a 100 basis point increase in the discount rate assumption would not have resulted in a fair value below the reporting unit’s carrying value.

No goodwill impairment charges were recognized for goodwill for fiscal years 2024, 2023 or 2022. For additional information related to our goodwill, see Notes to Consolidated Financial Statements (Note 6—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

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

Indefinite-lived intangible assets had historically been tested for impairment on October 1 of each fiscal year, which in past years has been at the beginning of our fourth fiscal quarter. In fiscal year 2023 we changed the date of our annual impairment test to the first day of our fourth fiscal quarter, which for fiscal year 2023 was October 1, 2023 and for fiscal 2024 was October 6, 2024. The fiscal calendar we follow results in shifting quarter and year-end dates each fiscal year and in certain years October 1 will fall into our third fiscal quarter. This change was made in order to maintain consistent timing of our annual impairment test each year and is therefore considered to be preferable. We do not consider this to be a material change in the application of an accounting principle as the new and old testing dates are in very close proximity varying only by a small number of days each fiscal year.

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

We performed our annual impairment test for our trade name intangible asset using the quantitative approach as of October 6, 2024 and concluded there was no impairment as of that date. The impairment test concluded that the trade name had a fair value in excess of its respective carrying amount. We believe our use of significant assumptions within our valuation models are reasonable estimates of likely future events. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

Significant assumptions inherent in the relief-from-royalty method include estimates of future projected business results (principally system-wide sales), long-term growth rates, royalty rates and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate, royalty rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2024 included a discount rate of 13.3%, a royalty rate of 5.0% and a terminal growth rate of 4.0%. Based on the sensitivity analysis performed on these three key assumptions in the relief-from-royalty model, a 100 basis point decrease in the long-term growth factor and royalty rate assumptions, or a 100 basis point increase in the discount rate assumption would not have resulted in a fair value below the trade name's carrying value.

No impairment charges were recognized for our intangible assets for fiscal years 2024, 2023 or 2022. For additional information related to our intangible assets, see Notes to the Consolidated Financial Statements (Note 6—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

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

Tax Receivable Agreement: We entered into the TRA with the EWC Ventures Pre-IPO Members that provides for the payment by the Company to the EWC Ventures Pre-IPO Members of 85% of the benefits, if any, that the Company realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the IPO, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. We record liabilities for amounts payable under the TRA in the period in which the payment is deemed to be probable.

As of January 4, 2025, the Company recorded a liability of $204.3 million for expected future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through January 4, 2025.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of January 4, 2025 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of European Wax Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of European Wax Center, Inc. and subsidiaries (the “Company”) as of January 4, 2025 and January 6, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended January 4, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 4, 2025 and January 6, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 4, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 11, 2025

We have served as the Company's auditor since 2019.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	January 4, 2025	January 6, 2024
ASSETS
Current assets:
Cash and cash equivalents	$49,725	$52,735
Restricted cash	6,469	6,493
Accounts receivable, net	7,283	9,250
Inventory, net	19,070	20,767
Prepaid expenses and other current assets	5,292	6,252
Total current assets	87,839	95,497
Property and equipment, net	2,313	2,284
Operating lease right-of-use assets	3,313	4,012
Intangible assets, net	432,160	451,495
Goodwill	39,112	39,112
Deferred income taxes	140,315	138,623
Other non-current assets	2,015	3,094
Total assets	$707,067	$734,117
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,354	$17,966
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	9,353	9,363
Deferred revenue, current portion	4,149	5,261
Operating lease liabilities, current portion	1,255	1,232
Total current liabilities	36,111	37,822
Long-term debt, net	373,246	372,000
Tax receivable agreement liability, net of current portion	194,917	197,273
Deferred revenue, net of current portion	5,836	6,615
Operating lease liabilities, net of current portion	2,318	3,158
Deferred tax liability	738	—
Other long-term liabilities	2,309	2,246
Total liabilities	615,475	619,114
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of January 4, 2025 and January 6, 2024, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,713,132 and 51,261,001 shares issued and 43,323,183 and 48,476,981 outstanding as of January 4, 2025 and January 6, 2024, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 12,005,172 and 12,278,876 shares issued and outstanding as of January 4, 2025 and January 6, 2024, respectively)	—	—
Treasury stock, at cost, 8,389,949 and 2,784,020 shares of Class A common stock as of January 4, 2025 and January 6, 2024, respectively	(80,148)	(40,000)
Additional paid-in capital	244,611	232,902
Accumulated deficit	(100,416)	(110,878)
Total stockholders' equity attributable to European Wax Center, Inc.	64,047	82,024
Noncontrolling interests	27,545	32,979
Total stockholders' equity	91,592	115,003
Total liabilities and stockholders' equity	$707,067	$734,117

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
REVENUE
Product sales	$121,453	$125,269	$117,745
Royalty fees	53,094	53,352	49,733
Marketing fees	30,171	29,994	28,041
Other revenue	12,198	12,409	11,832
Total revenue	216,916	221,024	207,351
OPERATING EXPENSES
Cost of revenue	57,313	62,637	59,227
Selling, general and administrative	58,696	59,485	58,951
Advertising	32,949	33,869	28,659
Depreciation and amortization	20,279	20,548	20,608
(Gain) loss on disposal of assets and non-cancellable contracts	(2)	7	7
Gain on sale of centers	(81)	—	—
Total operating expenses	169,154	176,546	167,452
Income from operations	47,762	44,478	39,899
Interest expense, net	25,492	26,686	23,626
Other expense (income)	5,399	(412)	56,228
Income (loss) before income taxes	16,871	18,204	(39,955)
Income tax expense (benefit)	2,190	6,160	(53,468)
NET INCOME	$14,681	$12,044	$13,513
Less: net income attributable to noncontrolling interests	4,219	3,340	6,205
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$10,462	$8,704	$7,308
Net income per share
Basic - Class A Common Stock	$0.22	$0.17	$0.19
Diluted - Class A Common Stock	$0.22	$0.17	$0.19
Weighted average shares outstanding
Basic - Class A Common Stock	46,841,567	49,510,401	40,010,456
Diluted - Class A Common Stock	46,874,356	49,589,338	40,151,051

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of CASH FLOWS

(Amounts in thousands)

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Cash flows from operating activities:
Net income	$14,681	$12,044	$13,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,279	20,548	20,608
Amortization of deferred financing costs	5,590	5,417	3,852
Gain on interest rate cap	—	—	(196)
Loss on debt extinguishment	—	—	1,957
Provision for inventory obsolescence	259	(63)	(66)
Provision for bad debts	570	129	76
Gain on sale of centers	(81)	—	—
Loss on disposal of property and equipment	3	11	7
Deferred income taxes	2,334	5,547	(53,991)
Remeasurement of tax receivable agreement liability	5,399	(512)	56,228
Equity-based compensation	5,150	10,988	9,033
Changes in assets and liabilities:
Accounts receivable	1,327	(2,701)	(802)
Inventory	1,418	2,313	(3,528)
Prepaid expenses and other assets	2,800	1,213	3,186
Accounts payable and accrued liabilities	(417)	529	(5,694)
Deferred revenue	(1,704)	891	1,194
Other long-term liabilities	(1,102)	(752)	(1,022)
Net cash provided by operating activities	56,506	55,602	44,355
Cash flows from investing activities:
Purchases of property and equipment	(521)	(785)	(245)
Cash received for sale of center	135	—	—
Net cash used in investing activities	(386)	(785)	(245)
Cash flows from financing activities:
Proceeds on long-term debt	—	—	384,328
Principal payments on long-term debt	(4,000)	(4,000)	(182,000)
Deferred loan costs	—	—	(12,419)
Payments of debt extinguishment costs	—	—	(77)
Distributions to EWC Ventures LLC members	(4,313)	(3,398)	(8,697)
Payment of Class A common stock offering costs	—	—	(870)
Repurchase of Class A common stock	(40,148)	(29,920)	(10,080)
Taxes on vested restricted stock units paid by withholding shares	(557)	(537)	(643)
Dividends to holders of Class A common stock	—	—	(122,227)
Dividend equivalents to holders of EWC Ventures units	(789)	(2,849)	(83,020)
Payments pursuant to tax receivable agreement	(9,347)	(5,679)	(912)
Net cash used in financing activities	(59,154)	(46,383)	(36,617)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,034)	8,434	7,493
Cash, cash equivalents and restricted cash, beginning of period	59,228	50,794	43,301
Cash, cash equivalents and restricted cash, end of period	$56,194	$59,228	$50,794
Supplemental cash flow information:
Cash paid for interest	$21,894	$22,244	$18,460
Cash paid for income taxes	$498	$860	$169
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$593	$—	$37
Property purchases included in additional paid-in capital	$116	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$592	$368	$—

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of STOCKHOLDERS' Equity

(Amounts in thousands, except share/unit and per share/unit amounts)

							Accumulated
	STOCKHOLDERS' EQUITY				Additional		other
	Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	Stock	interests	equity
Balance at December 25, 2021	36,932,423	—	26,700,477	—	182,919	(4,663)	(45)	—	161,769	339,980
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	8,220,250	—	(8,220,250)	—	—	—	—	—	—	—
Vesting of restricted stock units	157,349	—	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(304,575)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	9,033	—	—	—	—	9,033
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	(8,697)	(8,697)
Dividends paid to shareholders of Class A Common Stock						(122,227)				(122,227)
Dividend equivalents paid or payable to holders of EWC Ventures Units									(86,777)	(86,777)
Shares withheld for taxes on vested restricted stock units	(32,697)	—	—	—	(643)	—	—	—	—	(643)
Repurchase of Common Stock	(715,640)	—	—	—	—	—	—	(10,080)	—	(10,080)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	(5,229)	—	—	—	—	(5,229)
Reclassification of loss on cash flow hedge to earnings							45			45
Allocation of equity to noncontrolling interests					21,412				(21,412)	—
Net Income	—	—	—	—	—	7,308	—	—	6,205	13,513
Balance at December 31, 2022	44,561,685	—	18,175,652	—	207,492	(119,582)	—	(10,080)	51,088	128,918
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,867,079	—	(5,867,079)	—	—	—	—	—	—	—
Vesting of restricted stock units	146,243	—	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(29,697)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	10,988	—	—	—	—	10,988
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	(3,398)	(3,398)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	—	98	98
Shares withheld for taxes on vested restricted stock units	(29,646)	—	—	—	(537)	—	—		—	(537)
Repurchase of Common Stock	(2,068,380)	—	—	—	—	—	—	(29,920)	—	(29,920)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	(3,190)	—	—	—	—	(3,190)
Allocation of equity to noncontrolling interests	—	—	—	—	18,149		—	—	(18,149)	—
Net income	—	—	—	—	—	8,704	—	—	3,340	12,044
Balance at January 6, 2024	48,476,981	—	12,278,876	—	232,902	(110,878)	—	(40,000)	32,979	115,003
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	270,649	—	(270,649)	—	—	—	—	—	—	—
Vesting of restricted stock units	233,555	—	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,266	—	—	—	—	5,266
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	(4,313)	(4,313)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	—	10	10
Shares withheld for taxes on vested restricted stock units	(52,073)	—	—	—	(557)	—	—	—	—	(557)
Repurchase of Common Stock	(5,605,929)	—	—	—	—	—	—	(40,148)	—	(40,148)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	1,650	—	—	—	—	1,650
Allocation of equity to noncontrolling interests	—	—	—	—	5,350	—	—	—	(5,350)	—
Net income	—	—	—	—	—	10,462	—	—	4,219	14,681
Balance at January 4, 2025	43,323,183	—	12,005,172	—	244,611	(100,416)	—	(80,148)	27,545	91,592

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

On August 4, 2021, we completed an internal reorganization which is referred to as the (“Reorganization Transactions”). The Reorganization Transactions are more fully described in our prospectus dated August 4, 2021, filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2021 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended. On August 9, 2021, the Company completed its initial public offering (the “IPO”).

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The fiscal year ended January 4, 2025 (“fiscal year 2024”) consisted of 52 weeks and the fiscal years ended January 6, 2024 ("fiscal year 2023") and December 31, 2022 ("fiscal year 2022") each consisted of 53 weeks.

2. Summary of significant accounting policies

(a) Basis of presentation and consolidation

The accompanying consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC and includes the operations of the Company and EWC Ventures and its wholly owned subsidiaries. EWC Ventures is considered a variable interest entity. We are a holding company, and our sole material asset is our equity interest in the EWC Ventures. As the sole managing member of EWC Ventures, the Company operates and controls all of the businesses and affairs of EWC Ventures and has a substantial financial interest in EWC Ventures. As such, we consolidate EWC Ventures on our consolidated financial statements.

(b) Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the consolidated financial statements include revenue recognition, provision for inventory obsolescence, income taxes, the tax receivable agreement (the “TRA”), the expected life of franchise agreements, the useful life of reacquired rights, valuation of equity-based compensation awards, and the evaluation of the recoverability of goodwill and long-lived assets, including indefinite-lived intangible assets. Actual results could differ from those estimates.

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

(d) Segment information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Please refer to the Consolidated Statements of Income for information concerning revenues, expenses and the measure of segment profit and loss, which is net income. The segment assets reviewed by the CODM are those reported on the Company’s Consolidated Balance Sheets. The CODM is regularly provided with only the consolidated expenses as noted in the Consolidated Statements of Income. The Company generates revenues in the United States and all long-lived assets are also located in the United States. There are no major customers that comprise more than ten percent of our total revenue for the years ended January 4, 2025, January 6, 2024, and December 31, 2022.

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

(f) Cost of revenue

Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold to franchisees, retail merchandise sold in corporate-owned centers, freight-in, U.S. Customs fees, distribution and outbound freight costs, direct labor and materials for services provided in corporate-owned centers, and provision for inventory obsolescence.

(g) Selling, general and administrative

Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of wages, benefits and other compensation-related costs, occupancy, third-party warehousing costs, corporate marketing costs, information technology, legal, accounting and other professional fees. Selling, general and administrative expenses, excluding equity- based compensation, are expensed when incurred, refer to (h) below for discussion of equity-based compensation. Third-party warehousing costs recorded as a component of selling, general and administrative expenses, which consists primarily of logistics services in the form of warehouse inventory storage management and fulfillment costs, were $2,417, $2,645 and $2,205 for the fiscal years 2024, 2023 and 2022, respectively. Corporate marketing costs recorded as a component of selling, general and administrative expenses, which consists primarily of local and corporate marketing initiatives, sponsorships and influencers, were $2,678, $2,374, and $1,035 for the fiscal years 2024, 2023 and 2022, respectively.

(h) Equity-Based Compensation

The Company recognizes compensation expense for equity awards based on the estimated fair value of the equity instrument at the time of grant. For time-based awards, such expense is recognized over the requisite service period of the equity award, which is normally the vesting period. Compensation expense for performance-based awards with a market condition is recognized on a straight-line basis over the estimated service period of the award, regardless of whether the market condition is satisfied. The Company accounts for forfeitures as they occur by reversing compensation cost for unvested awards when the award is forfeited. See Note 14—Equity-Based Compensation for further information.

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

(k) Tax Receivable Agreement

We entered into the TRA with the EWC Ventures' pre-IPO members that provides for the payment by the Company to the EWC Ventures pre-IPO members of 85% of the benefits, if any, that the Company realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) increases in the our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures non-voting common units (“EWC Ventures Units”) (along with the corresponding shares of our Class B common stock) from certain of the continuing members of EWC Ventures (the “EWC Ventures Post-IPO Members) using a portion of the net proceeds from the initial public and secondary offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the IPO, (ii) our utilization of certain tax attributes of the Company’s subsidiaries that were merged with and into affiliates of General Atlantic as part of the Reorganization Transaction (the “Blocker Companies”) (including the Blocker Companies' allocable share of certain existing tax basis of EWC Ventures' assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. We record liabilities for amounts payable under the TRA in the period in which the payment is deemed to be probable. Further, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize tax benefits described above to reduce our cash taxes paid to a taxing authority.

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

(n) Cash and cash equivalents

Cash and cash equivalents are comprised of cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of 90 days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Interest income for the years ended January 4, 2025, January 6, 2024 and December 31, 2022 was $1,909, $1,275 and $130, respectively, and is included within interest expense, net in the Consolidated Statements of Operations.

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

(q) Inventory

Inventory is substantially comprised of wax, wholesale products consumed in the application of wax services and European Wax Center branded products including in-grown hair serums, exfoliates, body washes, lotions, and creams. Inventory is recorded at the lower of cost or net realizable value using the FIFO method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company determines a provision for inventory obsolescence by regularly reviewing and evaluating individual inventory items and their movement history. Inventory is reserved when deemed obsolete or unsellable. The cost of inventories also includes freight-in and U.S. Customs fees for the purchase of inventory.

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

We determine if an arrangement is a lease at the inception of the arrangement. A contract is or contains a lease if it conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Lease liabilities are recognized based on the present value of lease payments over the lease term at the arrangement’s commencement date. Right-of-use assets are recognized based on the amount of the measurement of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and any initial direct costs incurred. Renewal options are included in the calculation of our right-of-use assets and lease liabilities at commencement when it is determined that they are reasonably certain of exercise based on an analysis of the relevant facts and circumstances. As the implicit rate of our lease agreements is usually not readily determinable, we generally use our incremental borrowing rate in determining the present value of lease payments. We determine our incremental borrowing rate based on information available to us at the lease commencement date. Information we consider in the determination of our incremental borrowing rate includes factors such as our credit ratings, credit spreads, the term of the lease agreement and the impact of collateral. Certain of our lease arrangements contain lease and non-lease components. We have elected to account for non-lease components related to real estate leases as a part of the related lease components. As such, all fixed payments included in a real estate lease agreement are included in the measurement of the lease liabilities and the corresponding right-of-use assets and variable payments are presented and disclosed as variable lease cost. For all other leases we account lease and non-lease components separately. Leases with an initial term of 12 months or less are not recognized on our balance sheet. We recognize the expense for these leases on a straight-line basis over the lease term. Operating lease costs, variable lease costs and sublease income is included within selling, general and administrative expense in the Consolidated Statements of Operations.

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

Goodwill and indefinite-lived intangible assets had historically been tested for impairment on October 1 of each fiscal year, which in past years has been at the beginning of our fourth fiscal quarter. In fiscal year 2023, we changed the date of our annual impairment test to the first day of our fourth fiscal quarter, which for fiscal year 2023 was October 1, 2023 and for fiscal 2024 was October 6, 2024. The fiscal calendar we follow results in shifting quarter and year-end dates each fiscal year and in certain years October 1 will fall into our third fiscal quarter. This change was made in order to maintain consistent timing of our annual impairment test each year and is therefore considered to be preferable. We do not consider this to be a material change in the application of an accounting principle as the new and old testing dates are in very close proximity varying only by a small number of days each fiscal year.

Goodwill is recognized for the excess of the fair value of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination and is not subject to amortization. Goodwill is tested for impairment at a reporting unit level. For all periods presented, the Company concluded that we have one reporting unit, which is also our sole operating segment. The Company may elect to first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. A quantitative impairment test of goodwill compares the fair value of the reporting unit to the carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the reporting unit and its fair value is recorded against goodwill. No impairment was recorded against goodwill for the fiscal years 2024, 2023 or 2022.

Indefinite-lived intangible assets, including the Company’s trade names, are tested for impairment at the unit of account. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If we determine that it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value, or if we elect to bypass the qualitative assessment, a quantitative impairment test is performed by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an indefinite-lived intangible is subsequently determined to have a finite useful life, the asset is first tested for impairment as described above and then amortized prospectively over its estimated remaining useful life in the same manner as other intangible assets that are subject to amortization. No impairment was recorded against the Company’s trade names for the fiscal years 2024, 2023 or 2022.

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

(w) Financial instruments

The carrying values of cash, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $24,559 as of January 4, 2025 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes, as defined in Note 8—Long-term debt, had an approximate fair value of $379,365 as of January 4, 2025, which was estimated using Level 2 inputs, obtained from an independent source, and based on quoted prices for recent trades of our Class A-2 Notes.

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

(y) Accumulated other comprehensive loss

Accumulated other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. In previous years, accumulated other comprehensive loss was entirely comprised of the cumulative change in the fair value of our cash flow hedge. In connection with the termination of our interest rate cap, the entire remaining balance of accumulated other comprehensive loss was reclassified to earnings in fiscal year 2022. There were no reclassifications of other comprehensive income (loss) to earnings during fiscal years 2024 and 2023.

(z) Implications of being an Emerging Growth Company

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

(aa) Recently adopted accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adoption of ASU 2023-07 did not have a material impact on the Company's consolidated financial statement presentation or disclosures.

(bb) Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which expands disclosures in an entity's income tax reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

(cc) Immaterial restatement of prior period financial statements

Subsequent to the issuance of the condensed consolidated financial statements for the period ended July 6, 2024, we identified that an error existed in the purchase price allocation related to the General Atlantic acquisition of EWC Ventures. This error affects the financial statements for the period ended December 29, 2018, as well as all subsequent periods. Specifically, we identified an improper application of the valuation methodology within the historical valuations of the Company’s trade name, franchise relationships and goodwill. This resulted in an understatement of the trade name and franchise relationships of $285,657 and $3,782 respectively, and an overstatement of goodwill in the amount of $289,439. Additionally, the error also resulted in an understatement of accumulated amortization of $2,017 as of January 6, 2024. We evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. The accompanying financial statements and relevant footnotes to the consolidated financial statements in this Form 10-K have been revised to correct for the immaterial error discussed above. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported consolidated financial statements presented in this Form 10-K.

The following table represents the adjustments to our consolidated balance sheets as of January 6, 2024 (in thousands):

	As of January 6, 2024
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheets	(in thousands)

Intangible assets, net	$164,073	$287,422	$451,495
Goodwill	328,551	(289,439)	39,112
Deferred income taxes	138,215	408	138,623
Total assets	735,726	(1,609)	734,117
Additional paid-in capital	232,848	54	232,902
Accumulated deficit	(109,506)	(1,372)	(110,878)
Noncontrolling interest	33,270	(291)	32,979
Total stockholders’ equity	116,612	(1,609)	115,003
Total liabilities and stockholders’ equity	735,726	(1,609)	734,117

The following tables represent the adjustments to our consolidated statements of operations and the adjustments to our consolidated statements of cash flows for the years ended January 6, 2024 and December 31, 2022 (in thousands except earnings per share):

	For the Year Ended January 6, 2024
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Statements of Operations
Depreciation and amortization	$20,170	$378	$20,548
Income tax expense (benefit)	6,236	(76)	6,160
Net income	12,346	(302)	12,044
Net income attributable to noncontrolling interest	3,415	(75)	3,340
Net income attributable to European Wax Center Inc.	8,931	(227)	8,704
Net profit per share attributable to Class A ordinary shareholders, basic	$0.17	$—	$0.17
Net profit per share attributable to Class A ordinary shareholders, diluted	$0.17	$—	$0.17
Consolidated Statements of Cash Flows
Net income	$12,346	$(302)	$12,044
Depreciation and amortization	20,170	378	20,548
Deferred income taxes	5,623	(76)	5,547

	For the Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Restated
	(in thousands)
Consolidated Statements of Operations
Depreciation and amortization	$20,231	$377	$20,608
Income tax expense (benefit)	(53,191)	(277)	(53,468)
Net income	13,613	(100)	13,513
Net income attributable to noncontrolling interest	6,336	(131)	6,205
Net income attributable to European Wax Center Inc.	7,277	31	7,308
Net profit per share attributable to Class A ordinary shareholders, basic	$0.19	$—	$0.19
Net profit per share attributable to Class A ordinary shareholders, diluted	$0.19	$—	$0.19
Consolidated Statements of Cash Flows
Net income	$13,613	$(100)	$13,513
Depreciation and amortization	20,231	377	20,608
Deferred income taxes	(53,714)	(277)	(53,991)

The following tables represent the adjustments to our consolidated statements of stockholders' equity as of each date described (in thousands):

	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity
Consolidated Statements of Stockholders' Equity	(in thousands)
As Reported

Balance, December 25, 2021	$182,919	$(3,487)	$161,854	$341,241
Net income	—	7,277	6,336	13,613
TRA liability and deferred taxes arising from secondary offering and other exchanges	(5,204)	—	—	(5,204)
Balance, December 31, 2022	207,517	(118,437)	51,304	130,304
Adjustment
Balance, December 25, 2021	—	(1,176)	(85)	(1,261)
Net income	—	31	(131)	(100)
TRA liability and deferred taxes arising from secondary offering and other exchanges	(25)	—	—	(25)
Balance, December 31, 2022	(25)	(1,145)	(216)	(1,386)
As Restated
Balance, December 25, 2021	182,919	(4,663)	161,769	339,980
Net income	—	7,308	6,205	13,513
TRA liability and deferred taxes arising from secondary offering and other exchanges	(5,229)	—	—	(5,229)
Balance, December 31, 2022	207,492	(119,582)	51,088	128,918

As Reported
Balance, December 31, 2022	$207,517	$(118,437)	$51,304	$130,304
Net income	—	8,931	3,415	12,346
TRA liability and deferred taxes arising from secondary offering and other exchanges	(3,269)	—	—	(3,269)
Balance, January 6, 2024	232,848	(109,506)	33,270	116,612
Adjustment
Balance, December 31, 2022	(25)	(1,145)	(216)	(1,386)
Net income	—	(227)	(75)	(302)
TRA liability and deferred taxes arising from secondary offering and other exchanges	79	—	—	79
Balance, January 6, 2024	54	(1,372)	(291)	(1,609)
As Restated
Balance, December 31, 2022	207,492	(119,582)	51,088	128,918
Net income	—	8,704	3,340	12,044
TRA liability and deferred taxes arising from secondary offering and other exchanges	(3,190)	—	—	(3,190)
Balance, January 6, 2024	232,902	(110,878)	32,979	115,003

The following table represents the adjustments to our footnotes to the financial statement (Note 6—Goodwill and intangible assets, net):

	January 6, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
As Reported

Franchisee relationships	4.72	$114,594	$(60,484)	$54,110
Reacquired rights	6.30	76,545	(30,396)	46,149
		191,139	(90,880)	100,259
Indefinite-lived intangible:
Trade name	N/A	63,814	—	63,814
Total intangible assets		254,953	(90,880)	164,073
Goodwill		$328,551	$—	$328,551

Adjustment
Franchisee relationships	—	$3,782	$(2,017)	$1,765
Reacquired rights	—	—	—	—
		3,782	(2,017)	1,765
Indefinite-lived intangible:
Trade name	N/A	285,657	—	285,657
Total intangible assets		289,439	(2,017)	287,422
Goodwill		$(289,439)	$—	$(289,439)

As Restated
Franchisee relationships	4.72	$118,376	$(62,501)	$55,875
Reacquired rights	6.30	76,545	(30,396)	46,149
		194,921	(92,897)	102,024
Indefinite-lived intangible:
Trade name	N/A	349,471	—	349,471
Total intangible assets		544,392	(92,897)	451,495
Goodwill		$39,112	$—	$39,112

	For the Year Ended
	As Previously Reported	Adjustment	As Restated
Amortization expense for franchisee relationships	(in thousands)

January 6, 2024	$11,595	$378	$11,973
December 31, 2022	11,595	377	11,972

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	January 4, 2025	January 6, 2024
Prepaid inventory	$494	$238
Prepaid insurance	1,139	1,507
Prepaid technology	1,908	1,922
Prepaid advertising	878	1,038
Prepaid commissions	345	380
Prepaid other & other current assets	528	1,167
Total	$5,292	$6,252

The prepaid other & other current assets amounts are primarily composed of prepaid service contracts and prepaid rent.

4. Inventory

Inventory is comprised of finished goods. The allowance for obsolete inventory included in inventory on the Consolidated Balance Sheets was $317 and $124 as of January 4, 2025 and January 6, 2024, respectively.

A summary of changes in the provision for inventory obsolescence for fiscal years 2024 and 2024 is as follows:

	January 4, 2025	January 6, 2024
Balance, beginning of year	$124	$187
Charged to costs and expenses	259	(63)
Write-offs of reserved inventory	(66)	—
Balance, end of year	$317	$124

5. Property and equipment, net

Property and equipment consisted of the following:

	January 4, 2025	January 6, 2024
Computer and other equipment	$846	$789
Computer software	7,370	7,370
Furniture and fixtures	1,519	1,301
Leasehold improvements	3,109	3,066
Construction in process	667	107
Property and equipment	13,511	12,633
Less: accumulated depreciation	(11,198)	(10,349)
Property and equipment, net	$2,313	$2,284

Depreciation and amortization expense related to property and equipment was $944, $1,213 and $1,265 for the years ended January 4, 2025, January 6, 2024 and December 31, 2022, respectively.

6. Goodwill and intangible assets, net

A summary of goodwill and intangible assets as of January 4, 2025 and January 6, 2024 is as follows:

	January 4, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	3.71	$118,376	$(74,474)	$43,902
Reacquired rights	5.30	76,545	(37,758)	38,787
		194,921	(112,232)	82,689
Indefinite-lived intangible:
Trade name	N/A	349,471	—	349,471
Total intangible assets		$544,392	$(112,232)	$432,160
Goodwill		$39,112	$—	$39,112

	January 6, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	4.72	$118,376	$(62,501)	$55,875
Reacquired rights	6.30	76,545	(30,396)	46,149
		194,921	(92,897)	102,024
Indefinite-lived intangible:
Trade name	N/A	349,471	—	349,471
Total intangible assets		$544,392	$(92,897)	$451,495
Goodwill		$39,112	$—	$39,112

Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights. There were no reacquisition costs in the years ended January 4, 2025, January 6, 2024 and December 31, 2022.

The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. The reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement prior to the reacquisition. Amortization expense for reacquired rights was $7,362 for each of the years ended January 4, 2025, January 6, 2024 and December 31, 2022.

Franchisee relationships are amortized on a straight-line basis over the estimated useful life of the asset. Amortization expense for franchisee relationships was $11,973 for each of the years ended January 4, 2025 and January 6, 2024 and $11,972 for the year ended December 31, 2022.

Amortization expense for franchisee relationship and reacquired rights are included in depreciation and amortization expense on the Consolidated Statements of Operations.

Future expected amortization expense of the Company’s intangible assets as of January 4, 2025 is as follows:

Fiscal Years Ending	Franchisee Relationships	Reacquired Rights
2025	$11,973	$7,362
2026	11,973	7,362
2027	11,973	7,362
2028	7,983	7,362
2029	—	5,832
Thereafter	—	3,507
Total	$43,902	$38,787

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	January 4, 2025	January 6, 2024
Accounts payable	$5,615	$6,048
Accrued inventory	2,248	1,397
Accrued compensation	4,630	4,646
Accrued taxes and penalties	1,013	1,207
Accrued technology and subscription fees	139	237
Accrued interest	1,156	1,290
Accrued professional fees	632	458
Accrued advertising	1,212	1,375
Accrued dividend equivalents	10	799
Other accrued liabilities	699	509
Total Accounts payable and accrued liabilities	$17,354	$17,966

8. Long-term debt

Long-term debt consists of the following:

	January 4, 2025	January 6, 2024
Class A-2 Notes	$390,000	$394,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	386,000	390,000
Less: unamortized debt discount and deferred financing costs	(12,754)	(18,000)
Total long-term debt, net	$373,246	$372,000

2021 Debt Transactions

On August 9, 2021, EW Intermediate Holdco, LLC, a Delaware limited liability company (“Holdings”), EW Holdco, LLC, a Delaware limited liability company, as borrower (each indirect subsidiaries of the Company), entered into a credit agreement consisting of a $180,000 term loan (“2026 Term Loan”) and a $40,000 revolving credit facility (together, the “2026 Credit Agreement”).

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of January 4, 2025.

The net proceeds from the issuance of the Class A-2 Notes were used to repay the 2026 Term Loan, fund certain reserve amounts under the securitized financing facility, pay the transaction costs associated with the securitized financing facility, and fund a one-time special dividend to stockholders (See Note 11—Stockholder's equity).

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

Interest on the Variable Funding Notes will be payable at per annum rates based on term SOFR (plus a credit adjustment spread) or the lenders’ commercial paper funding rate plus 212.5 basis points. There is a commitment fee on the unused portion of the Variable Funding Notes facility, equal to 50 basis points per annum. Any outstanding principal and related interest on the Variable Funding Notes is required to be repaid in full on or prior to March 2025, subject to two additional one-year extensions at the option of the Company. The Company exercised the first one-year extension in March 2025. Following the required repayment date (and any extensions thereof), additional interest will accrue on the Variable Funding Notes equal to 5.00% per annum.

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

Annual future principal payments due on long-term debt as of January 4, 2025 are as follows:

Fiscal Years Ending
2025	$4,000
2026	4,000
2027	382,000
Total long-term debt principal	$390,000

9. Leases

The Company leases various corporate-owned centers and office space to support ongoing business operations under non-cancellable lease agreements with terms expiring through 2029. These lease agreements typically have a lease term ranging from one to 10 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options allow us to extend certain leases for an additional five to 10 years. Most lease arrangements contain tenant improvement allowances, rent holidays and/or rent escalation clauses. In addition to base rent, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges. Certain of our leases are subject to variable lease payments that are determined on a basis other than an index or a rate. As such, they are excluded from the calculation of lease liabilities and right-of-use assets and are expensed as incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party leases or any remaining subleases.

Total lease costs consisted of the following:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Operating lease costs	$1,324	$1,488	$2,052
Variable lease costs	684	733	729
Sublease income	—	(134)	(614)
Total lease costs	$2,008	$2,087	$2,167

Future maturities of operating lease liabilities as of January 4, 2025 were as follows:

Fiscal Years Ending
2025	$1,415
2026	1,068
2027	1,074
2028	255
2029	93
Thereafter	—
Total lease payments	3,905
Less: amount representing interest	(332)
Present value of lease liabilities	3,573
Less: current portion	(1,255)
Operating lease liabilities, net of current portion	$2,318

The weighted average lease term and discount rate of our operating leases were as follows:

	January 4, 2025	January 6, 2024
Weighted average remaining lease term (years)	3.2	3.9
Weighted average discount rate	5.3%	4.8%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,456	$1,583	$2,331

10. Commitments and contingencies

Purchase Commitments

As of January 4, 2025, the Company had purchase commitments of approximately $29,028, primarily related to inventory, technology and advertising, of which the Company expects to pay $21,907 during fiscal year 2025.

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

During the year ended January 4, 2025 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 270,649 EWC Ventures Units and the corresponding shares of Class B common stock for 270,649 newly issued shares of Class A common stock.

These exchange transactions, together with the share exchanges completed in connection with the secondary public offerings described above, increased the Company’s ownership interest in EWC Ventures.

Special Cash Dividend

On April 11, 2022, the Board of Directors of the Company declared a special cash dividend of $122,227, or $3.30 per share, of Class A common stock which was paid during the year ended December 31, 2022 to its Class A common stockholders. The Company also paid dividend equivalents of $83,020, or $3.30 per unit, to holders of EWC Ventures Units during the year ended December 31, 2022. During the year ended January 6, 2024 we paid $2,849, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2023. During the year ended January 4, 2025 we paid $789, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2024. These payments were funded through existing cash and proceeds from the Company’s securitization transaction (See Note 8—Long-term debt for more information). In addition, as of January 4, 2025, we had $10 of dividend equivalents accrued for future payment to holders of unvested EWC Ventures Units to be paid upon the vesting of the related awards, recorded in accounts payable on the Consolidated Balance Sheets.

Share Repurchases

On May 13, 2024, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $50,000 of its shares of Class A common stock. During the year ended January 4, 2025, the Company repurchased 5,605,929 shares of Class A common stock at an average price of $7.16 per share for $40,148, including fees. As of January 4, 2025, we have cumulatively repurchased $40,148 authorized under the 2024 share repurchase plan.

On November 2, 2022, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $40,000 of its shares of Class A common stock. During the year ended January 6, 2024, the Company repurchased 2,068,380 shares of Class A common stock at an average price of $14.47 per share for $29,920. During the year ended December 31, 2022, the Company repurchased 715,640 shares of Class A common stock at an average price of $14.09 per share for $10,080. As of January 6, 2024, we had cumulatively repurchased the full $40,000 authorized under the 2022 share repurchase plan.

12. Noncontrolling interests

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

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interests and increase additional paid-in capital. Additionally, certain members of EWC Ventures hold unvested EWC Ventures Units that are subject to service, performance, and/or market conditions (See Note 14—Equity-Based Compensation). The vesting of EWC Ventures units will result in a change in ownership and increase the amount recorded as noncontrolling interests and decrease additional paid-in capital.

The following table summarizes the ownership of EWC Ventures as of January 4, 2025:

	January 4, 2025
	Units Owned	Ownership Percentage
European Wax Center, Inc.	43,323,183	78.3%
Noncontrolling interests	12,002,112	21.7%
Total	55,325,295	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Net income attributable to European Wax Center, Inc.	$10,462	$8,704	$7,308
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result in ownership changes in EWC Ventures	5,350	18,149	(5,229)
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$15,812	$26,853	$2,079

13. Revenue from contracts with customers

Costs to obtain a contract

Costs to obtain a contract include commissions paid to area representatives associated with the sale of franchises within the area representative’s respective region. As of January 4, 2025 and January 6, 2024, $345 and $380 of commissions paid in connection with the sale of franchise licenses are capitalized within prepaid expenses and other current assets (short-term portion) and $1,086 and $1,431 are capitalized within other non-current assets (long-term portion), respectively. The commissions are amortized to expense over the expected life of the related franchise agreement. Commissions of $380, $410 and $425 were amortized to selling, general and administrative expenses during the years ended January 4, 2025, January 6, 2024 and December 31, 2022, respectively.

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

The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at December 25, 2021	$9,791
Revenue recognized that was included in the contract liability at the beginning of the year	(2,289)
Increase, excluding amounts recognized as revenue during the period	3,483
Balance at December 31, 2022	10,985
Revenue recognized that was included in the contract liability at the beginning of the year	(3,063)
Increase, excluding amounts recognized as revenue during the period	3,954
Balance at January 6, 2024	11,876
Revenue recognized that was included in the contract liability at the beginning of the year	(5,044)
Contract liability assumed by buyer of corporate-owned center	(187)
Increase, excluding amounts recognized as revenue during the period	3,340
Balance at January 4, 2025	$9,985

The weighted average remaining amortization period for deferred revenue is 3.1 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of January 4, 2025. The Company has elected to exclude short term contracts and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2025	$4,149
2026	1,135
2027	1,088
2028	1,048
2029	859
Thereafter	1,706
Total	$9,985

The summary set forth below represents the balances in deferred revenue as of January 4, 2025 and January 6, 2024:

	January 4, 2025	January 6, 2024
Franchise fees	$7,053	$8,620
Service revenue	2,932	3,256
Total deferred revenue	9,985	11,876
Long-term portion of deferred revenue	5,836	6,615
Current portion of deferred revenue	$4,149	$5,261

14. Equity-Based Compensation

2021 Omnibus Incentive Plan

In August 2021, our board of directors adopted the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of our IPO and provides for the grant of equity-based awards to employees, consultants, and non-employee directors. The 2021 Incentive Plan initially provided for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by our board of directors. As of January 4, 2025, there were 5,359,776 shares available for issuance under the 2021 Incentive Plan.

Class A Common Stock Options

During the year ended January 4, 2025, we granted 1,491,326 stock options with a weighted average exercise price of $11.16 per share to certain employees under the 2021 Incentive Plan. During the year ended January 6, 2024, we granted 325,878 stock options with a weighted average exercise price of $19.76 per share to certain employees under the 2021 Incentive Plan. During the year ended December 31, 2022, no stock options were granted under the 2021 Incentive Plan. The stock options granted have a ten-year contractual term and will typically cliff vest on the third or fourth anniversary of the date of grant. In some instances, stock options granted vest in equal annual installments over three years. The vesting is subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the stock options for the years ended January 4, 2025 and January 6, 2024 was $4.04 and $9.84, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the requisite service period.

A summary of activity related to the options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 6, 2024	484,091	$18.76
Granted	1,491,326	11.16
Exercised	—	—
Expired	(30,146)	17.00
Forfeited	(331,962)	18.35
Outstanding at January 4, 2025	1,613,309	$11.85	9.2	$—
Exercisable at January 4, 2025	135,659	$17.00	6.0	$—

During the years ended January 4, 2025, January 6, 2024 and December 31, 2022, we recognized $1,269, $1,104 and $440 of equity-based compensation expense related to the options in selling, general, and administrative expense, respectively. As of January 4, 2025, there was $4,314 of total unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of 2.3 years.

For the options granted during fiscal year 2024, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a trinomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the stock options granted during the year ended January 4, 2025 and January 6, 2024:

	For the Year Ended January 4, 2025	For the Year Ended January 6, 2024
Expected dividend yield	0.0%	0.0%
Expected volatility	59.3%	61.5%
Risk-free rate	3.9%	3.6%
Suboptimal exercise factor	2.5x	2.5x

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

Restricted Stock Units

During the years ended January 4, 2025, January 6, 2024 and December 31, 2022 we granted 583,723, 349,569 and 69,266 restricted stock units (“RSUs”), respectively, to certain directors and employees under the 2021 Incentive Plan. The awards generally vest in three to four equal installments on each anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the RSUs granted during the years ended January 4, 2025, January 6, 2024 and December 31, 2022 were $11.72, $16.45 and $21.42, respectively, and were equal to the closing price of the underlying Class A common stock on the date of grant. The total grant date fair value of the restricted stock units will be recognized as equity-based compensation expense over the vesting period.

A summary of activity related to the RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 6, 2024	421,861	$17.11
Granted	583,723	11.72
Vested	(233,555)	16.22
Forfeited	(233,638)	15.16
Outstanding at January 4, 2025	538,391	$12.49

During the years ended January 4, 2025, January 6, 2024 and December 31, 2022, we recognized $3,605, $3,673 and $2,839, respectively, of equity-based compensation expense related to the RSUs in selling, general, and administrative expense. As of January 4, 2025, there was $4,728 of total unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted average period of 2.0 years. The fair value of RSUs vested during the years ended January 4, 2025, January 6, 2024 and December 31, 2022 were $2,385, $2,632 and $3,117, respectively.

Equity Awards to Vendor

On December 27, 2024, the Company issued to dolabra holdings llc, an affiliate of dolabra digital llc (“dolabra”), restricted shares and warrants, as noted below, in consideration for the provision of professional services by dolabra to the Company. The issuance was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Restricted Shares

During the year ended January 4, 2025, we granted 300,000 restricted shares of common stock ("Restricted Shares") to dolabra. The Restricted Shares will vest as follows: (i) 100,000 shares upon the earlier of (1) October 1, 2025 and (2) the Company reporting system wide sales (“SWS”) of $1.1 billion; (ii) 100,000 shares upon the earlier of (1) October 1, 2026 and (2) the Company reporting SWS of $1.25 billion; and (iii) 100,000 shares on the earlier of (1) October 1, 2027 and (2) the Company reporting SWS of $1.4 billion. The weighted average grant date fair value of the Restricted Shares granted during the year ended January 4, 2025 was $6.24 and was equal to the closing price of the underlying Class A common stock on the date of grant. The total grant date fair value of the Restricted Shares will be recognized as equity-based compensation expense over the requisite service period of 1.8 years, with a portion capitalized related to the development of internal-use software. During the years ended January 4, 2025, we recognized $5 of equity-based compensation expense related to the Restricted Shares in selling, general, and administrative expense and $20 was capitalized to Property and equipment, net. As of January 4, 2025, there was $1,846 of total unrecognized compensation cost related to outstanding Restricted Shares expected to be recognized over a weighted average period of 1.7 years.

Warrants

During the year ended January 4, 2025, we granted to dolabra warrants to purchase an aggregate amount of 2,730,000 shares of Common Stock in five tranches (the “Warrants”) as noted in the table below. The Warrants have a ten-year contractual term and will vest as follows (i) one-half of the Warrants shall vest on April 1, 2025 and (ii) thereafter, one-sixth of the Warrant shall vest at the end of each subsequent six-month period following the initial vesting on April 1, 2025. The weighted average grant date fair value of the Warrants granted during the year ended January 4, 2025 was $3.12 and was calculated using a trinomial lattice model. The total grant date fair value of the Warrants will be recognized as equity-based compensation expense over the requisite service period of 1.8 years, with a portion capitalized related to the development of internal-use software. During the years ended January 4, 2025, we recognized $21 of equity-based compensation expense related to the Warrants in selling, general, and administrative expense and $98 was capitalized to Property and equipment, net. As of January 4, 2025, there was $8,408 of total unrecognized compensation cost related to outstanding warrants expected to be recognized over a weighted average period of 1.7 years. Significant assumptions used in the lattice model was an expected dividend yield of 0.0%, expected volatility of 65.0%, risk-free rate of 4.42%, and a suboptimal exercise factor of 2.5x.

Warrant Tranche	Number of Warrants	Strike Price
Tranche 1	365,000	$6.24
Tranche 2	365,000	$9.00
Tranche 3	500,000	$12.00
Tranche 4	750,000	$17.00
Tranche 5	750,000	$19.00

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

The following table sets forth the activity related to the Time-Based Units for the year ended January 4, 2025:

	Number of Time-Based Units	Weighted Average Grant Date Fair Value
Outstanding at January 6, 2024	25,675	$2.54
Vested	(22,185)	2.56
Forfeited	(1,744)	2.45
Outstanding at January 4, 2025	1,746	$2.31

During the years ended January 4, 2025, January 6, 2024 and December 31, 2022 we recognized $79, $1,088 and $2,277, respectively, of equity-based compensation expense related to Time-based Units in selling, general, and administrative expense. Of the equity-based expense related to Time-based Units recognized during the year ended December 31, 2022, approximately $1,248 related to the acceleration of vesting on 75,000 Time-based Units in accordance with the separation agreement between the Company and a previous chief financial officer. As of January 4, 2025, there was no unrecognized compensation expense related to unvested time-based Incentive Units. The fair value of Time-based Units vested during the years ended January 4, 2025, January 6, 2024 and December 31, 2022 were $235, $4,215 and $7,240, respectively.

2.0x Units and 2.5x Units

Prior to the consummation of the Reorganization Transactions, EWC Ventures LLC granted Incentive Units with performance-based vesting criteria that vest in one or more tranches contingent upon the achievement of certain targets, including a tranche which vested upon the achievement of 2.0x multiple on invested capital (“MOIC”) and a tranche which vested upon achievement of a 2.5x MOIC. Equity-based compensation expense was not previously recognized for these awards, based on the projected probability of achievement of the respective target(s). In connection with the Reorganization Transactions, these awards were recapitalized into a new number of EWC Ventures Units (which we refer to as the “2.0x Units” and 2.5x Units” both before and after the Reorganization Transactions). The vesting conditions were modified during 2021 to include a time-based vesting condition such that the units will vest as if the units were time-based units on the initial date of grant; provided that, such units shall still fully vest upon achievement of the original performance targets, as applicable.

The following table sets forth the activity related to the 2.0x and 2.5x Units for the year ended January 4, 2025:

	Number of 2.0x and 2.5x Units	Weighted Average Grant Date Fair Value
Outstanding at January 6, 2024	11,437	$17.00
Vested	(8,814)	17.00
Forfeited	(1,310)	17.00
Outstanding at January 4, 2025	1,313	$17.00

During the years ended January 4, 2025, January 6, 2024 and December 31, 2022, we recognized $172, $694 and $1,123, respectively, of equity-based compensation expense related to the 2.0x Units and 2.5x Units included in selling, general and administrative expense. As of January 4, 2025, there was $7 of total unrecognized compensation expense related to unvested 2.0x Units and unvested 2.5x Units which was recognized in the first period of fiscal 2025 as the remaining outstanding units vested with a fair value of $8. The fair value of 2.0x Units and 2.5x Units vested during the years ended January 4, 2025, January 6, 2024 and December 31, 2022 were $92, $737 and $1,603, respectively.

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

During the years ended January 6, 2024 and December 31, 2022, we recognized $4,429 and $2,354, respectively, of equity-based compensation expense related to the 3.0x Units in selling, general, and administrative expense. Of the expense recognized during the year ended January 6, 2024, $3,888 was incremental equity-based compensation expense related to the modification of the 3.0x Units.

Summary of Equity-Based Compensation Expense

The Company recognized equity-based compensation expense in the following amounts within in selling, general and administrative expense on the Consolidated Statements of Operations:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Class A Common Stock Options	$1,269	$1,104	$440
Restricted Stock Units	3,605	3,673	2,839
Restricted Shares and Warrants to vendor	25	—	—
Time-based Units	79	1,088	2,277
2.0x and 2.5x Units	172	694	1,123
3.0x Units	—	4,429	2,354
Total	$5,150	$10,988	$9,033

During the years ended January 4, 2025, January 6, 2024 and December 31, 2022, we recognized $697, $946 and $595, respectively, of income tax benefit related to our equity-based compensation.

15. Employee retirement plan

The Company offers its employees the opportunity to participate in a defined contribution retirement plan, where eligible employees may contribute a percentage of their annual compensation subject to limitations set by the Internal Revenue Code. For the years ended January 4, 2025, January 6, 2024 and December 31, 2022, the employer match expense recognized under this plan was $485, $453 and $418, respectively, of which, $453, $424 and $391, respectively, is included in selling, general and administrative expenses and $32, $29 and $27, respectively, is included in cost of revenue on the Consolidated Statements of Operations.

16. Sale of corporate-owned center

In March 2024, the Company sold one corporate-owned center for $135. The difference between the sale price and carrying value of the net assets sold was recognized as a gain of $81 in the consolidated statements of operations for the year ended January 4, 2025.

17. Income Taxes

European Wax Center, Inc. is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income from EWC Ventures. EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by EWC Ventures is passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations.

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

The components of income tax expense (benefit) were as follows:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Current:
Federal	$—	$—	$—
State	(144)	613	523
	(144)	613	523
Deferred:
Federal	2,550	4,267	(45,700)
State	(216)	1,280	(8,291)
	2,334	5,547	(53,991)

Income Tax Expense (Benefit)	$2,190	$6,160	$(53,468)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net	(2.5)%	9.7%	19.3%
Income attributable to noncontrolling interests	(5.6)%	(3.9)%	3.3%
Nondeductible executive compensation	0.2%	0.3%	(0.2)%
Tax receivable agreement	0.2%	0.3%	(10.8)%
Investment in EWC Ventures	0.3%	6.5%	(11.4)%
Valuation allowance	—	—	111.9%
Other	(0.6)%	(0.1)%	0.7%
	13.0%	33.8%	133.8%

Deferred tax assets and liabilities, were as follows as of January 4, 2025 and January 6, 2024:

	January 4, 2025	January 6, 2024
Deferred tax assets
Net operating losses	$21,934	$18,496
Investment in EWC Ventures	66,078	72,417
Tax receivable agreement	45,569	43,251
Excess interest expense	4,772	3,089
Equity-based compensation	1,425	1,117
Tax credits	285	—
Other	252	253
Total deferred tax assets	140,315	138,623
Deferred tax liabilities
Intangible assets	(738)	—
Total deferred tax liabilities	(738)	—
Net deferred tax asset	$139,577	$138,623

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

The change in our valuation allowance against our deferred tax assets for the years ended January 4, 2025, January 6, 2024 and December 31, 2022 was as follows:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
Beginning balance	$—	$—	$(48,069)
Recorded to income tax expense	—	—	48,069
Ending balance	$—	$—	$—

Net Operating Loss Carryforwards

As of January 4, 2025, the Company has $90,879 of gross federal net operating loss carryforwards and $51,343 of gross state net operating loss carryforwards. The federal and certain state net operating losses have an indefinite carryforward period and are subject to an annual limitation of 80% of current year taxable income. The remaining net operating losses expire at various dates through 2038.

Uncertain Tax Positions

As of January 4, 2025 the Company does not have any unrecognized tax benefits. The Company is subject to audit examinations at the federal and state levels by the tax authorities for all tax years since formation of the Company.

Tax Receivable Agreement

As of January 4, 2025, future payments under the TRA are expected to be $204,270. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statement of Operations in the period in which the change occurs. As discussed above, the valuation allowance against the Company's deferred tax assets was released. As such, the full amount of the TRA liability has been recognized on our Consolidated Balance Sheets as of January 4, 2025. We recognized expense of $5,399, income of $412 and expense of $56,228 in other (income) expense on our Consolidated Statement of Operations relating to remeasurements of the TRA during the years ended

January 4, 2025, January 6, 2024 and December 31, 2022, respectively. During the years ended January 4, 2025, January 6, 2024 and December 31, 2022, we paid $9,419, $5,780 and $912, respectively, to our pre-IPO members, some of whom are related parties, in accordance with the TRA.

18. Net income (loss) per share

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

The following table sets forth the computation of basic net income (loss) per share of Class A common stock for the years ended January 4, 2025, January 6, 2024, and December 31, 2022:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
(in thousands, except for share and per share amounts)
Net income	$14,681	$12,044	$13,513
Less: net income attributable to noncontrolling interests	4,349	3,620	5,916
Net income applicable to Class A common shareholders	$10,332	$8,424	$7,597
Basic weighted average outstanding shares
Class A Common Stock	46,841,567	49,510,401	40,010,456
Basic net income per share applicable to shareholders:
Class A Common Stock	$0.22	$0.17	$0.19

The following table sets forth the computation of diluted net income (loss) per share of Class A common stock for the years ended January 4, 2025, January 6, 2024, and December 31, 2022:

	For the Years Ended
	January 4, 2025	January 6, 2024	December 31, 2022
(in thousands, except for share and per share amounts)
Net income	$14,681	$12,044	$13,513
Less: net income attributable to noncontrolling interests	4,346	3,615	5,903
Net income applicable to Class A common shareholders	$10,335	$8,429	$7,610
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	46,841,567	49,510,401	40,010,456
Effect of dilutive securities:
RSUs and Restricted Shares	32,286	78,937	124,607
Options	503	—	15,988
Diluted weighted average outstanding shares - Class A Common Stock	46,874,356	49,589,338	40,151,051
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.22	$0.17	$0.19

For all periods presented, diluted net income (loss) per share of Class A common stock was calculated using the treasury stock method for RSUs, Options, Restricted Shares, and Warrants.

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. There were 12,005,172, 12,278,876, and 18,175,652 shares of Class B common stock outstanding as of January 4, 2025, January 6, 2024, and December 31, 2022, respectively, which were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted net income (loss) per share of Class A common stock.

In addition, for the year ended January 4, 2025, 1,113,309 stock options, 702,974 RSUs and Restricted Shares, and 2,730,000 Warrants were excluded from the computation of diluted net income (loss) per share of Class A common stock as they were determined to be antidilutive. In addition, for the year ended January 6, 2024, 484,091 stock options were excluded from the computation of diluted net income (loss) per share of Class A common stock as they were determined to be antidilutive. There were no options or RSUs that were antidilutive for the year ended December 31, 2022.

19. Subsequent Events

Subsequent to January 4, 2025, in connection with Chris Morris’ appointment as Chief Executive Officer, Mr. Morris received (i) a grant of 600,000 restricted stock units, (ii) a grant of options to purchase 800,000 shares of the Company’s Class A common stock with an exercise price of $6.41, (iii) a grant of options to purchase 425,000 shares of Class A common stock with an exercise price of $9.00 and (iv) a grant of options to purchase 425,000 shares of Class A common stock with an exercise price of $12.00. The restricted stock units will vest in equal installments on each of the first four anniversaries of the date of grant, and the options will be exercisable on the fourth anniversary of the date of grant, generally subject to continued employment through the applicable vesting date, subject to accelerated vesting in certain circumstances.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that as of January 4, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting based on the COSO framework. Based on this assessment, and the remediation steps described below, our management concluded that, as of January 4, 2025, our internal control over financial reporting is effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in Item 4. “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarter ended October 5, 2024, we identified a material weakness in internal control over financial reporting related to the fair value assigned to the trade name, franchise relationships, and goodwill. Specifically, we did not design and maintain controls that operated at the level of precision required to appropriately review the valuation methodology applied by the third-party specialists in determining the fair value of intangible assets. This material weakness resulted in an error that understated trade name and franchise relationships in the amount of $285.7 million and $3.8 million, respectively. The error also resulted in an overstatement of goodwill for $289.4 million. See further discussion of this error in Note 2 of the financial statements.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Remediation of Material Weakness in Internal Control Over Financial Reporting

Management, with oversight from its Audit Committee, has dedicated resources and efforts to improve our internal control over financial reporting and has taken the following action to remediate the material weakness.

•
Enhanced the design and implementation of existing controls over the review of the valuation methodology applied by third-party specialists, including the review of proper application of revenues and periods subject to the selected valuation methodology that directly impacts the fair value of intangible assets.

Through effective implementation of our remediation plan and in conjunction with the results of our testing over the design and operating effectiveness of the relevant controls, management determined that as of January 4, 2025, the identified material weakness has been remediated.

Changes in Internal Control Over Financial Reporting

Except for the remediation of the material weakness described above, there were no changes in our internal control over financial reporting during the thirteen weeks ended January 4, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated herein by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be held June 3, 2025. We intend to file such Definitive Proxy Statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by the Company and our directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

10.6*	First Amendment to Tax Receivable Agreement, dated as of December 30, 2024, by and among European Wax Center, Inc. and the other parties thereto.
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

10.9

European Wax Center, Inc. 2021 Omnibus Incentive Plan, effective as of August 4, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.10+

Form of Employee Option Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.11+

Form of Employee Restricted Stock Unit Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.12

Restricted Stock Award Agreement, dated December 27, 2024 by and between dolabra holdings llc and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2025).

10.13	Form of dolabra Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2025).

10.14

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

10.15

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

10.17

Management Agreement, dated April 6, 2022, among EWC Master Issuer LLC, EWC Holding Guarantor LLC, certain subsidiaries of EWC Master Issuer LLC party thereto, EWC Ventures, LLC, as Manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.18

Parent Company Support Agreement, dated April 6, 2022, between European Wax Center, Inc. and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.19+	European Wax Center, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.20+	Form of Severance Waiver and Employment Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.21+

Offer Letter by and between EWC Corporate, LLC and Chris Morris, dated as of December 8, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2024).

10.22+

Separation Agreement, dated as of August 15, 2024, by and among EWC Ventures LLC and David Willis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2024).

10.23+

Separation Agreement, dated as of September 16, 2024, by and among EWC Ventures LLC and Andrea Wasserman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2024).

19*	Securities Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on March 6, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** European Wax Center, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002, of Christopher Morris, our Chief Executive Officer and Stacie Shirley, our Chief Financial Officer.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

European Wax Center, Inc.

Date: March 11, 2025	By:	/s/ CHRISTOPHER MORRIS
Christopher Morris
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTOPHER MORRIS	Chief Executive Officer and Chairman	March 11, 2025
Christopher Morris	(Principal Executive Officer)

/s/ STACIE SHIRLEY	Chief Financial Officer	March 11, 2025
Stacie Shirley	(Principal Financial Officer)

/s/ CINDY THOMASSEE	Chief Accounting Officer and Controller	March 11, 2025
Cindy Thomassee	(Principal Accounting Officer)

/s/ DAVID P. BERG	Director	March 11, 2025
David P. Berg

/s/ ALEXA BARTLETT	Director	March 11, 2025
Alexa Bartlett

/s/ ANDREW CRAWFORD	Director	March 11, 2025
Andrew Crawford

/s/ LAURIE ANN GOLDMAN	Director	March 11, 2025
Laurie Ann Goldman

/s/ DORVIN D. LIVELY	Director	March 11, 2025
Dorvin D. Lively

/s/ NITAL SCOTT	Director	March 11, 2025
Nital Scott

/s/ JULIA HUNTER	Director	March 11, 2025
Julia Hunter