Form 10-Q
period 2025-04-05
European Wax Center, Inc.
filed 2025-05-14
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2025

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

As of May 9, 2025, the registrant had 43,339,566 and 11,865,546 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or “would,” or, in each case, the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Some of the key factors that could cause actual results to differ from our expectations include, but are not limited to, the following risks related to our business: the operational and financial results of the Company’s franchisees; the ability of the Company’s franchisees to enter new markets, select appropriate sites for new centers or open new centers; the effectiveness of the Company’s marketing and advertising programs and the active participation of its franchisees in enhancing the value of its brand; the failure of its franchisees to participate in and comply with its agreements, business model and policies; the Company’s and its franchisees’ ability to attract and retain guests; the effect of social media on the Company’s reputation; the Company’s ability to compete with other industry participants and respond to market trends and changes in consumer preferences; the effect of the Company’s planned growth on its management, employees, information systems and internal controls; the Company’s ability to retain and effectively respond to a loss of key executives; recruitment efforts; a significant failure, interruptions or security breach of the Company’s computer systems or information technology; the Company and its franchisees’ ability to attract, train, and retain talented wax specialists and managers; changes in the availability or cost of labor; the Company’s ability to retain its franchisees and to maintain the quality of existing franchisees; failure of the Company’s franchisees to implement business development plans; the ability of the Company’s limited key suppliers, including international suppliers, and distribution centers to deliver their products; changes in supply costs and decreases in the Company’s product sourcing revenue, including changes due to the imposition of tariffs; the Company’s ability to adequately protect its intellectual property; the Company’s substantial indebtedness; the impact of paying some of the Company’s pre-IPO owners for certain tax benefits the Company may claim; changes in general economic and business conditions, including changes due to tariff policy and geopolitical tensions; the Company’s and its franchisees’ ability to comply with existing and future health, employment and other governmental regulations; complaints or litigation that may adversely affect the Company’s business and reputation; the seasonality of the Company’s business resulting in fluctuations in its results of operations; the impact of global crises on the Company’s operations and financial performance; the impact of inflation and rising interest rates on the Company’s business; the Company’s access to sources of liquidity and capital to finance its continued operations and growth strategy and the other important factors discussed under the caption “Risk Factors” under Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 4, 2025, filed with the Securities and Exchange Commissions (the “SEC”) on March 11, 2025.

We caution investors, potential investors and others not to place undue reliance on the forward-looking statements contained in this Form 10-Q. You are encouraged to read any further disclosures we may make in our future reports to the SEC, accessible on the SEC’s website at www.sec.gov, Investors Relations section of the Company’s website at www.waxcenter.com, or otherwise. Our website and information included in or linked to our website are not part of this Form 10-Q.

These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-Q. Any forward-looking statement that the Company makes in this Form 10-Q speaks only as of the date of such statement, and we undertake no obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	April 5, 2025	January 4, 2025
ASSETS
Current assets:
Cash and cash equivalents	$58,326	$49,725
Restricted cash	6,454	6,469
Accounts receivable, net	7,808	7,283
Inventory, net	18,593	19,070
Prepaid expenses and other current assets	4,127	5,292
Total current assets	95,308	87,839
Property and equipment, net	6,884	2,313
Operating lease right-of-use assets	3,476	3,313
Intangible assets, net	427,327	432,160
Goodwill	39,112	39,112
Deferred income taxes	139,858	140,315
Other non-current assets	1,830	2,015
Total assets	$713,795	$707,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,532	$17,354
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	9,353	9,353
Deferred revenue, current portion	4,005	4,149
Operating lease liabilities, current portion	1,229	1,255
Total current liabilities	35,119	36,111
Long-term debt, net	373,630	373,246
Tax receivable agreement liability, net of current portion	195,469	194,917
Deferred revenue, net of current portion	5,551	5,836
Operating lease liabilities, net of current portion	2,467	2,318
Deferred tax liability	738	738
Other long-term liabilities	2,309	2,309
Total liabilities	615,283	615,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of April 5, 2025 and January 4, 2025, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,936,348 and 51,713,132 shares issued and 43,305,826 and 43,323,183 shares outstanding as of April 5, 2025 and January 4, 2025, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 11,865,546 and 12,005,172 shares issued and outstanding as of April 5, 2025 and January 4, 2025, respectively)	—	—
Treasury stock, at cost 8,630,522 and 8,389,949 shares of Class A common stock as of April 5, 2025 and January 4, 2025, respectively	(81,212)	(80,148)
Additional paid-in capital	250,346	244,611
Accumulated deficit	(98,681)	(100,416)
Total stockholders’ equity attributable to European Wax Center, Inc.	70,453	64,047
Noncontrolling interests	28,059	27,545
Total stockholders’ equity	98,512	91,592
Total liabilities and stockholders’ equity	$713,795	$707,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
REVENUE
Product sales	$28,871	$29,498
Royalty fees	12,428	12,436
Marketing fees	7,203	7,096
Other revenue	2,925	2,844
Total revenue	51,427	51,874
OPERATING EXPENSES
Cost of revenue	13,276	13,524
Selling, general and administrative	15,340	13,466
Advertising	7,248	8,688
Depreciation and amortization	4,981	5,095
Gain on sale of center	—	(81)
Total operating expenses	40,845	40,692
Income from operations	10,582	11,182
Interest expense, net	6,633	6,336
Other income	(2)	(20)
Income before income taxes	3,951	4,866
Income tax expense	1,381	1,212
NET INCOME	$2,570	$3,654
Less: net income attributable to noncontrolling interests	835	889
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$1,735	$2,765
Net income per share
Basic - Class A Common Stock	$0.04	$0.06
Diluted - Class A Common Stock	$0.04	$0.06
Weighted average shares outstanding
Basic - Class A Common Stock	43,300,933	48,555,134
Diluted - Class A Common Stock	43,421,246	48,633,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
Cash flows from operating activities:
Net income	$2,570	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,981	5,095
Amortization of deferred financing costs	1,471	1,377
Provision for inventory obsolescence	—	(30)
Provision for bad debts	73	9
Deferred income taxes	1,281	1,125
Remeasurement of tax receivable agreement liability	(2)	(20)
Gain on sale of center	—	(81)
Equity compensation	2,564	1,382
Changes in assets and liabilities:
Accounts receivable	(600)	1,035
Inventory, net	478	(1,537)
Prepaid expenses and other assets	1,545	1,160
Accounts payable and accrued liabilities	(945)	(1,184)
Deferred revenue	(429)	(1,029)
Other long-term liabilities	(280)	(232)
Net cash provided by operating activities	12,707	10,724
Cash flows from investing activities:
Purchases of property and equipment	(660)	(30)
Cash received for sale of center	—	135
Net cash (used in) provided by investing activities	(660)	105
Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	(1,000)
Distributions to EWC Ventures LLC members	(1,228)	(1,180)
Repurchase of Class A common stock	(1,064)	—
Taxes on vested restricted stock units paid by withholding shares	(159)	(319)
Dividend equivalents to holders of EWC Ventures units	(10)	(687)
Net cash used in financing activities	(3,461)	(3,186)
Net increase in cash, cash equivalents and restricted cash	8,586	7,643
Cash, cash equivalents and restricted cash, beginning of period	56,194	59,228
Cash, cash equivalents and restricted cash, end of period	$64,780	$66,871
Supplemental cash flow information:
Cash paid for interest	$5,439	$5,490
Cash paid for income taxes	$143	$40
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$89	$—
Property purchases included in additional paid-in capital	$3,968	$—
Right-of-use assets obtained in exchange for operating lease obligations	$446	$592

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 4, 2025	43,323,183	$—	12,005,172	$—	$244,611	$(100,416)	$(80,148)	$27,545	$91,592
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	139,626	—	(139,626)	—	—	—	—	—	—
Vesting of restricted stock units	114,024	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(30,434)	—	—	—	(159)	—	—	—	(159)
Equity compensation	—	—	—	—	6,532	—	—	—	6,532
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,228)	(1,228)
Repurchase of Class A common stock	(240,573)	—	—	—	—	—	(1,064)	—	(1,064)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	269	—	—	—	269
Allocation of equity to noncontrolling interests	—	—	—	—	(907)	—	—	907	—
Net income	—	—	—	—	—	1,735	—	835	2,570
Balance at April 5, 2025	43,305,826	$—	11,865,546	$—	$250,346	$(98,681)	$(81,212)	$28,059	$98,512

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 6, 2024	44,476,981	$—	12,278,876	$—	$232,902	$(110,878)	$(40,000)	$32,979	$115,003
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	56,232	—	(56,232)	—	—	—	—	—	—
Vesting of restricted stock units	99,023	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(24,724)	—	—	—	(319)	—	—	—	(319)
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,382	—	—	—	1,382
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,180)	(1,180)
Forfeiture of accrued dividend equivalents	—	—	—	—	—	—	—	10	10
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(112)	—	—	—	(112)
Allocation of equity to noncontrolling interests	—	—	—	—	21	—	—	(21)	—
Net income	—	—	—	—	—	2,765	—	889	3,654
Balance at April 6, 2024	44,607,512	$—	12,219,589	$—	$233,874	$(108,113)	$(40,000)	$32,677	$118,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Notes to CONDENSED Consolidated Financial Statements

(Amounts in thousands, except share/unit and per share/unit amounts)

(Unaudited)

1. Nature of business and organization

European Wax Center, Inc. was formed as a Delaware corporation on April 1, 2021. European Wax Center, Inc. and subsidiaries (the “Company”) was formed for the purpose of completing a public offering and related transactions in order to carry on the business of EWC Ventures, LLC (“EWC Ventures”) and its subsidiaries. Through its subsidiaries, the Company is engaged in selling franchises of European Wax Center, distributing unique facial and body waxing products to franchisees which are used to perform waxing services and providing branded facial and body waxing products directly to consumers at various locations throughout the United States.

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended April 5, 2025 and April 6, 2024 both consisted of 13 weeks.

2. Summary of significant accounting policies

(a) Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and includes the operations of the Company and EWC Ventures and its wholly owned subsidiaries. EWC Ventures is considered a variable interest entity. The Company is the primary beneficiary of EWC Ventures. As a result, the Company consolidates EWC Ventures.

The condensed consolidated balance sheet as of January 4, 2025 is derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 4, 2025 included in our annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended January 4, 2025 included in our annual report on Form 10-K.

(b) Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Significant areas where estimates and judgments are relied upon by management in the preparation of the financial statements include revenue recognition, provision for inventory obsolescence, income taxes, the tax receivable agreement (as amended, the “TRA”), the expected life of franchise agreements, the useful life of reacquired rights, valuation of equity-based compensation awards, and the evaluation of the recoverability of goodwill and long-lived assets, including indefinite-lived intangible assets. Actual results could differ from those estimates.

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

(e) Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

(f) Immaterial restatement of prior period financial statements

Subsequent to the issuance of the condensed consolidated financial statements for the period ended July 6, 2024, we identified that an error existed in the purchase price allocation related to the General Atlantic acquisition of EWC Ventures. This error affects the financial statements for the period ended December 29, 2018, as well as all subsequent periods. Specifically, we identified an improper application of the valuation methodology within the historical valuations of the Company’s trade name, franchise relationships and goodwill. This resulted in an understatement of the trade name and franchise relationships of $285,657 and $3,782 respectively and an overstatement of goodwill in the amount of $289,439 for all respective periods beginning as of December 29, 2018. Additionally, the error also resulted in an understatement of accumulated amortization of $2,112 as of April 6, 2024. We evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. The accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Form 10-Q have been revised to correct for the immaterial error discussed above. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements presented in this Form 10-Q.

The following table represents the adjustments to our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the thirteen weeks ended April 6, 2024 (in thousands except earnings per share):

	Thirteen weeks ended April 6, 2024
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations	(in thousands)

Depreciation and amortization	$5,000	$95	$5,095
Total operating expenses	40,597	95	40,692
Income from operations	11,277	(95)	11,182
Income before income taxes	4,961	(95)	4,866
Income tax expense (benefit)	1,232	(20)	1,212
Net income	3,729	(75)	3,654
Net income attributable to noncontrolling interest	908	(19)	889
Net income attributable to European Wax Center Inc.	2,821	(56)	2,765
Net profit (loss) per share attributable to Class A ordinary shareholders, basic	$0.06	$—	$0.06
Net profit (loss) per share attributable to Class A ordinary shareholders, diluted	$0.06	$—	$0.06

Condensed Consolidated Statements of Cash Flows
Net income	$3,729	$(75)	$3,654
Depreciation and amortization	5,000	95	5,095
Deferred income taxes	1,145	(20)	1,125

The following table represents the adjustments to our condensed consolidated statements of stockholders' equity as of each date described (in thousands):

	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity
Condensed Consolidated Statements of Stockholders' Equity	(in thousands)
As Reported

Balance, January 6, 2024	$232,848	$(109,506)	$33,270	$116,612
Net Income	—	2,821	908	3,729
TRA liability and deferred taxes arising from secondary offering and other exchanges	(113)	—	—
Balance, April 6, 2024	233,819	(106,685)	32,987	120,121
Adjustment
Balance, January 6, 2024	54	(1,374)	(291)	(1,609)
Net Loss	—	(56)	(19)	(75)
TRA liability and deferred taxes arising from secondary offering and other exchanges	1	—	—	1
Balance, April 6, 2024	55	(1,428)	(310)	(1,683)
As Restated
Balance, January 6, 2024	232,902	(110,878)	32,979	115,003
Net Income	—	2,765	889	3,654
TRA liability and deferred taxes arising from secondary offering and other exchanges	(112)	—	—	(112)
Balance, April 6, 2024	233,874	(108,113)	32,677	118,438

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	April 5, 2025	January 4, 2025
Prepaid inventory	$449	$494
Prepaid insurance	529	1,139
Prepaid technology	1,556	1,908
Prepaid advertising	639	878
Prepaid commissions	332	345
Prepaid other & other current assets	622	528
Total	$4,127	$5,292

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 5, 2025	January 4, 2025
Accounts payable	$5,687	$5,615
Accrued inventory	1,623	2,248
Accrued compensation	3,554	4,630
Accrued taxes and penalties	1,130	1,013
Accrued technology and subscription fees	—	139
Accrued interest	1,213	1,156
Accrued professional fees	488	632
Accrued advertising	2,312	1,212
Accrued dividend equivalents	—	10
Other accrued liabilities	525	699
Total accounts payable and accrued liabilities	$16,532	$17,354

5. Long-term debt

Long-term debt consists of the following:

	April 5, 2025	January 4, 2025
Class A-2 Notes	$389,000	$390,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	385,000	386,000
Less: unamortized debt discount and deferred financing costs	(11,370)	(12,754)
Total long-term debt, net	$373,630	$373,246

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (“Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn as of April 5, 2025.

Fair Value

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $24,818 as of April 5, 2025 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes had an approximate fair value of $382,037 as of April 5, 2025 which was estimated using Level 2 inputs, obtained from an independent source, and based on quoted prices for recent trades of our Class A-2 Notes.

6. Equity Based Compensation

2025 Inducement Plan

On March 21, 2025, the board of directors of the Company (the “Board”) approved the European Wax Center, Inc. 2025 Inducement Plan (the “2025 Inducement Plan”). In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the 2025 Inducement Plan by its stockholders. Pursuant to the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock units and certain other stock-based awards for up to a total of 4,000,000 shares of Class A Common Stock of the Company, par value $0.00001 per share, to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company.

Restricted Stock Units

During the 13 weeks ended April 5, 2025 and April 6, 2024, we granted 1,615,782 and 356,727 restricted stock units (“RSUs”), respectively, to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). In addition, during the 13 weeks ended April 5, 2025, we granted 244,000 RSUs to certain employees under the 2025 Inducement Plan. The RSUs granted generally vest on the anniversaries of the date of grant over a period of two to four years, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 weeks ended April 5, 2025 and April 6, 2024 were $5.00 and $14.73, respectively. The weighted average grant date fair values of the RSUs granted were equal to the closing price of the underlying Class A common stock on the grant dates.

Class A Common Stock Options

During the 13 weeks ended April 5, 2025, we granted 1,767,187 options, to certain employees under the 2021 Incentive Plan. In addition, during the 13 weeks ended April 5, 2025, we granted 900,000 options to certain employees under the 2025 Inducement Plan. The weighted average exercise prices of options granted during the 13 weeks ended April 5, 2025 were $8.19 per share. During the 13 weeks ended April 6, 2024, we granted 308,776 options to certain employees under the 2021 Incentive Plan. The weighted average exercise prices of options granted during the 13 weeks ended April 6, 2024 were $17.74 per share. The options granted have a ten-year contractual term and will cliff vest on either the third or fourth anniversary of the grant date, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the options were $3.47 for the 13 weeks ended April 5, 2025, and $8.40 for the 13 weeks ended April 6, 2024. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. As these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a trinomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the options granted during the 13 weeks ended April 5, 2025 and April 6, 2024:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
Expected dividend yield	0.0%	0.0%
Expected volatility	67.7%	56.0%
Risk-free rate	4.3%	4.1%
Suboptimal exercise factor	2.5x	2.5x

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

7. Commitments and contingencies

Litigation

The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flows.

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 4, 2025	$9,985
Revenue recognized that was included in the contract liability at the beginning of the year	(1,012)
Increase, excluding amounts recognized as revenue during the period	583
Balance at April 5, 2025	$9,556

During the 13 weeks ended April 5, 2025, the Company recognized $1,012 in revenue that was included in the contract liability as of January 4, 2025. During the 13 weeks ended April 6, 2024, the Company recognized $1,863 in revenue that was included in the contract liability as of January 6, 2024.

The weighted average remaining amortization period for deferred revenue is 3.2 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 5, 2025. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2025 (from April 6, 2025)	$3,714
2026	1,136
2027	1,089
2028	1,049
2029	859
Thereafter	1,709
Total	$9,556

The summary set forth below represents the balances in deferred revenue as of April 5, 2025 and January 4, 2025:

	April 5, 2025	January 4, 2025
Franchise fees	$6,873	$7,053
Service revenue	2,683	2,932
Total deferred revenue	9,556	9,985
Long-term portion of deferred revenue	5,551	5,836
Current portion of deferred revenue	$4,005	$4,149

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

We recorded income tax expense of $1,381 and $1,212 for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively. The effective tax rate was 35.0% and 24.9% for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively. The effective tax rate for the 13 weeks ended April 5, 2025 differs from the U.S. federal statutory rate primarily due to nondeductible officer compensation, non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 weeks ended April 6, 2024 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

Tax Receivable Agreement

As of April 5, 2025, future payments under the TRA are expected to be $204,822. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

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

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. As of April 5, 2025, all EWC Ventures Units have vested.

The following table summarizes the ownership of EWC Ventures as of April 5, 2025:

	April 5, 2025
	Units Owned	Ownership Percentage
European Wax Center, Inc.	43,305,826	78.5%
Noncontrolling interests	11,865,546	21.5%
Total	55,171,372	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 weeks ended April 5, 2025 and April 6, 2024:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
Net income attributable to European Wax Center, Inc.	$1,735	$2,765
Transfers from noncontrolling interests:
(Decrease) increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	(907)	21
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$828	$2,786

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 weeks ended April 5, 2025 and April 6, 2024:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
(in thousands, except for share and per share amounts)
Net income	$2,570	$3,654
Less: net income attributable to noncontrolling interests	815	921
Net income applicable to Class A common shareholders	$1,755	$2,733
Basic weighted average outstanding shares
Class A Common Stock	43,300,933	48,555,134
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.04	$0.06

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 weeks ended April 5, 2025 and April 6, 2024:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
(in thousands, except for share and per share amounts)
Net income	$2,570	$3,654
Less: net income attributable to noncontrolling interests	814	920
Net income applicable to Class A common shareholders	$1,756	$2,734
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	43,300,933	48,555,134
Effect of dilutive securities:
RSUs and Restricted Shares	120,313	78,279
Diluted weighted average outstanding shares - Class A Common Stock	43,421,246	48,633,413
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.04	$0.06

For the 13 weeks ended April 5, 2025 and April 6, 2024, diluted net income per share of Class A common stock was calculated using the treasury stock method.

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

The following table sets forth the securities which were excluded from the computation of diluted net income per share of Class A common stock for the 13 weeks ended April 5, 2025 and April 6, 2024 as they were determined to be antidilutive:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
Antidilutive securities excluded from the computation of diluted net income per share:
Class B Common Stock	11,865,546	12,219,589
Options	4,267,576	734,138
RSUs and Restricted Shares	402,101	342,350
Warrants	2,730,000	—

12. Stockholders’ equity

Share Exchange Transactions

During the 13 weeks ended April 5, 2025, certain members of EWC Ventures exercised their exchange rights and exchanged 139,626 EWC Ventures Units and the corresponding shares of Class B common stock for 139,626 newly issued shares of Class A common stock. During the 13 weeks ended April 6, 2024 certain members of EWC Ventures exercised their exchange rights and exchanged 56,232 EWC Ventures Units and the corresponding shares of Class B common stock for 56,232 newly issued shares of Class A common stock. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 13 weeks ended April 5, 2025, the Company repurchased 240,573 shares of Class A common stock at an average price of $4.42 per share for $1,064 pursuant to the stock repurchase program authorized by the Board in May 2024.

The Company did not repurchase shares during the 13 weeks ended April 6, 2024.

13. Subsequent Events

Subsequent to April 5, 2025, in connection with Thomas Kim’s appointment as Chief Financial Officer, Mr. Kim received (i) a grant of 200,000 restricted stock units, (ii) a grant of options to purchase 310,000 shares of the Company’s Class A common stock with an exercise price of $3.51, (iii) a grant of options to purchase 212,500 shares of Class A common stock with an exercise price of $9.00 and (iv) a grant of options to purchase 212,500 shares of Class A common stock with an exercise price of $12.00. The restricted stock units will vest in equal installments on each of the first four anniversaries of the date of grant, and the options will be exercisable on the fourth anniversary of the date of grant, generally subject to continued employment through the applicable vesting date, subject to accelerated vesting in certain circumstances. These grants were made pursuant to the 2025 Inducement Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 4, 2025. The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, “Item 1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended January 4, 2025.

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

The consolidated financial statements for the 13 weeks ended April 6, 2024 have been adjusted to correct immaterial prior period errors as discussed in Note 2 (f) — Immaterial restatement of prior period financial statements. Accordingly, Management’s Discussion and Analysis reflects the impact of those corrections.

Overview

We are the leading franchisor and operator of out-of-home (“OOH”) waxing services in the United States. We delivered over 23 million waxing services in both 2024 and 2023. Throughout our highly franchised network, we generated system-wide sales of $951 million in fiscal 2024, which consisted of only 52 weeks. We generated system-wide sales of $955 million in fiscal 2023, which had 53 weeks. Our portfolio of centers operate in 1,062 locations across 45 states as of April 5, 2025. Of these locations, 1,057 are franchised centers operated by franchisees and five are corporate-owned centers.

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

Under the stewardship of our CEO and the other management team members, we have prioritized building a culture of performance, success and inclusivity. Additionally, we have intensified our focus on enhancing the guest experience and have invested significantly in our corporate infrastructure and marketing capabilities to continue our track record of sustainable growth.

Growth Strategy and Outlook

We plan to grow our business over the long-term primarily by opening new franchised centers as well as increasing our system-wide sales in existing centers. We believe that we have a meaningful whitespace opportunity to support our long-term growth plan for our center format across the United States.

However, the outlook on the consumer environment remains uncertain, and many of our centers across the network are currently experiencing declining transactions and profitability. In the near-term, many franchisees have paused their new center growth plans as we work to stabilize and realign the business to increase transactions and profitability at existing locations. While we believe we will have positive new center openings on a gross basis in 2025, we expect that closures will more than offset center growth on a net basis in 2025.

We continue to focus on our near-term priorities for the business including (1) developing a robust, data-rich marketing engine that drives traffic to centers; (2) cultivating a more effective, service-based infrastructure to enable franchisee success; (3) implementing a more sophisticated development approach focused on thoughtful, profitable expansion; and (4) assembling a strong management team with the skill sets and expertise needed to address these opportunities and achieve sustainable long-term growth.

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

	For the Thirteen Weeks Ended
(in thousands, except operating data and percentages)	April 5, 2025	April 6, 2024
Number of system-wide centers (at period end)	1,062	1,051
System-wide sales	$225,937	$221,379
Same-store sales	0.7%	(1.2)%
Net new center openings	(5)	7

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
System-wide Centers
Beginning of Period	1,067	1,044
Openings	5	10
Closures	(10)	(3)
End of Period	1,062	1,051

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

Overall Economic Trends. Macroeconomic factors that may affect guest spending patterns, and thereby our results of operations, include employment rates, the rate of inflation, business conditions, changes in the housing market, the availability of credit, interest rates, tax rates and fuel and energy costs. However, we believe that many of our guests see our services as largely non-discretionary in nature. Therefore, while overall economic trends and related changes in consumer behavior have impacted us and may impact us in the future, we believe that such changes have less of an impact on our business than they may have for other companies that have a significant portion of their sales attributed to discretionary consumer spending.

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

Our Ability to Source and Distribute Products Effectively. Our revenue and operating income are affected by our ability to purchase our products and supplies in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some products or supplies in a manner that matches market demand from our guests, leading to lost revenue. We depend on two key suppliers to source our Comfort Wax and two key suppliers to source our branded retail products and we are thus exposed to concentration of supplier risk. Our supply chain incorporates both domestic and international procurement. In anticipation of potential tariffs on internationally sourced products, we are undertaking a comprehensive review of alternative sourcing strategies and engaging in negotiations to mitigate cost increases.

Our Ability to Recruit and Retain Qualified Licensed Wax Specialists for our Franchised Centers. Our franchisees’ ability to operate their centers is largely dependent upon their ability to attract and retain qualified, licensed wax specialists. Our unmatched scale enables us to ensure that we universally train our wax specialists at the highest standards, ensuring that our guests experience consistent level of quality, regardless of the specific center they visit. The combination of consistent service delivery, across our trained base of wax specialists, along with the payment ease and convenience of our well-known, pre-paid Wax Pass program fosters loyalty and return visits across our guest base. Over time, our ability to build and maintain a strong pipeline of licensed wax specialists is important to preserving our current brand position.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.1% and 56.9% of our total revenue for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.2% and 24.0% of our total revenue for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 14.0% and 13.7% of our total revenue for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees and training, which together represent 5.7% and 5.4% of our total revenue for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

Costs and Expenses

Cost of Revenue: Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold, including distribution and outbound freight costs and provision for inventory obsolescence, as well as the cost of materials and labor for services rendered in our corporate-owned centers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses primarily consist of wages, benefits and other compensation-related costs, third-party warehousing costs, corporate marketing costs, rent, software, and other administrative expenses incurred to support our existing franchise and corporate-owned centers, as well as expenses attributable to growth and development activities. Also included in selling, general and administrative expenses are accounting, legal, marketing operations, and other professional fees. Third-party warehousing costs recorded as a component of selling, general and administrative expenses, which consists primarily of logistics services in the form of warehouse inventory storage management and fulfillment costs, were $0.6 million for the 13 weeks ended April 5, 2025 and April 6, 2024. Corporate marketing costs recorded as a component of selling, general and administrative expenses, which consists primarily of local and corporate marketing initiatives, sponsorships and influencers, were $0.4 million and $0.1 million for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024	$ Change	% Change
Revenue:
Product sales	$28,871	$29,498	$(627)	(2.1)%
Royalty fees	12,428	12,436	(8)	(0.1)%
Marketing fees	7,203	7,096	107	1.5%
Other revenue	2,925	2,844	81	2.8%
Total revenue	51,427	51,874	(447)	(0.9)%
Operating expenses:
Cost of revenue	13,276	13,524	(248)	(1.8)%
Selling, general and administrative	15,340	13,466	1,874	13.9%
Advertising	7,248	8,688	(1,440)	(16.6)%
Depreciation and amortization	4,981	5,095	(114)	(2.2)%
Gain on sale of center	—	(81)	81	(100.0)%
Total operating expenses	40,845	40,692	153	0.4%
Income from operations	10,582	11,182	(600)	(5.4)%
Interest expense, net	6,633	6,336	297	4.7%
Other income	(2)	(20)	18	90.0%
Income before income taxes	3,951	4,866	(915)	(18.8)%
Income tax expense	1,381	1,212	169	13.9%
Net income	$2,570	$3,654	$(1,084)	(29.7)%
Less: net income attributable to noncontrolling interests	835	889	(54)	(6.1)%
Net income attributable to European Wax Center, Inc.	$1,735	$2,765	$(1,030)	(37.3)%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
Revenue:
Product sales	56.1%	56.9%
Royalty fees	24.2%	24.0%
Marketing fees	14.0%	13.7%
Other revenue	5.7%	5.4%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	25.8%	26.1%
Selling, general and administrative	29.8%	26.0%
Advertising	14.1%	16.7%
Depreciation and amortization	9.7%	9.8%
Gain on sale of center	—	(0.2)%
Total operating expenses	79.4%	78.4%
Income from operations	20.6%	21.6%
Interest expense, net	12.9%	12.3%
Other income	(0.0)%	(0.0)%
Income before income taxes	7.7%	9.3%
Income tax expense	2.7%	2.3%
Net income	5.0%	7.0%
Less: net income attributable to noncontrolling interests	1.6%	1.7%
Net income attributable to European Wax Center, Inc.	3.4%	5.3%

Comparison of the Thirteen Weeks Ended April 5, 2025 and April 6, 2024

Revenue

Total revenue decreased $0.4 million, or 0.9%, to $51.4 million during the 13 weeks ended April 5, 2025, compared to $51.9 million for the 13 weeks ended April 6, 2024. The decrease in total revenue was largely due to a decrease in transactions at existing centers. The decrease in revenue was partially offset by 11 net new center openings that became operational during the period from April 7, 2024 through April 5, 2025.

Product Sales

Product sales decreased $0.6 million, or 2.1%, to $28.9 million during the 13 weeks ended April 5, 2025, compared to $29.5 million for the 13 weeks ended April 6, 2024. The decrease in product sales was primarily due to a decrease in transactions at existing centers and the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs. This decrease in product sales was partially offset by new center openings that became operational during the period from April 7, 2024 to April 5, 2025.

Royalty Fees

Royalty fees of $12.4 million during the 13 weeks ended April 5, 2025 was generally consistent compared to the 13 weeks ended April 6, 2024. Despite an increase of $0.1 million in royalty fees during the 13 weeks ended April 5, 2025 that resulted from 38 new center openings that became operational during the period from April 7, 2024 to April 5, 2025, this increase was offset by a $0.1 million decrease in royalty fees from 27 centers that closed during the same period.

Marketing Fees

Marketing fees increased $0.1 million, or 1.5%, to $7.2 million during the 13 weeks ended April 5, 2025, compared to $7.1 million for the 13 weeks ended April 6, 2024. Marketing fees increased as a result of 38 new center openings that became operational during the period from April 7, 2024 to April 5, 2025 and was partially offset by reductions from 27 centers that closed during the same period.

Other Revenue

Other revenue increased $0.1 million, or 2.8%, to $2.9 million during the 13 weeks ended April 5, 2025, compared to $2.8 million for the 13 weeks ended April 6, 2024. The increase in other revenue was primarily due to an increase in transfer and successor franchise fees, and was partially offset by the sale of a corporate-owned center during the 13 weeks ended April 6, 2024.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $0.2 million, or 1.8%, to $13.3 million during the 13 weeks ended April 5, 2025, compared to $13.5 million for the 13 weeks ended April 6, 2024. The decrease in cost of revenue was primarily due to the decrease in product sales.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.9 million, or 13.9%, to $15.3 million during the 13 weeks ended April 5, 2025, compared to $13.5 million for the 13 weeks ended April 6, 2024. The increase in selling, general and administrative expenses was primarily due to a $2.2 million increase in payroll and benefits expense and a $0.3 million increase in corporate marketing costs, which was partially offset by a $0.7 million decrease in annual franchisee conference expenses.

The increase in payroll and benefits expense was primarily due to a $1.2 million increase in equity-based compensation expense primarily related to equity grants to newly-hired executives and an equity award to a vendor, as well as $0.7 million in severance expense from management changes.

Advertising

Advertising expenses decreased $1.4 million, or 16.6%, to $7.2 million during the 13 weeks ended April 5, 2025, compared to $8.7 million for the 13 weeks ended April 6, 2024. The decrease in advertising expense was attributable to optimizing our advertising spending as we continue our multi-year transformational investment focused on driving sales growth and improving guest engagement.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended April 5, 2025 was generally consistent with the 13 weeks ended April 6, 2024, decreasing $0.1 million, or 2.2%, to $5.0 million.

Interest Expense, net

Interest expense, net increased $0.3 million, or 4.7%, to $6.6 million during the 13 weeks ended April 5, 2025, compared to $6.3 million for the 13 weeks ended April 6, 2024. The increase was primarily due to a decrease in interest income from the Company’s short-term investments during the 13 weeks ended April 5, 2025.

Income Tax Expense

We recorded $1.4 million and $1.2 million of income tax expense for the 13 weeks ended April 5, 2025 and April 6, 2024, respectively. Income tax expense recognized in the 13 weeks ended April 5, 2025 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to nondeductible officer compensation, noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 13 weeks ended April 6, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
(in thousands)
Net income	$2,570	$3,654
Interest expense, net	6,633	6,336
Income tax expense	1,381	1,212
Depreciation and amortization	4,981	5,095
EBITDA	$15,565	$16,297
Share-based compensation(1)	2,564	1,382
Remeasurement of tax receivable agreement liability(2)	(2)	(20)
Gain on sale of center(3)	—	(81)
Gain from legal judgment proceeds(4)	—	(80)
Executive severance(5)	465	—
Reorganization costs(6)	160	—
Adjusted EBITDA	$18,752	$17,498

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents gain on the sale of a corporate-owned center.
(4)
Represents the collection of cash proceeds from a legal judgment.
(5)
Represents cash severance paid or payable to our former chief financial officer.
(6)
Represents costs associated with the Company's return-to-office mandate.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $58.3 million as of April 5, 2025.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through April 5, 2025 are currently expected to be $204.8 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 13 weeks ended April 5, 2025 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended January 4, 2025.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn as of April 5, 2025. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in Part 1 “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 4, 2025 in the section entitled “Risks Relating to Our Organization and Structure—We are required to pay the EWC Ventures’ pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of certain affiliates of General Atlantic (the “Blocker Companies”) (including the Blocker Companies’ allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirteen Weeks Ended
	April 5, 2025	April 6, 2024
Net cash provided by (used in):
Operating activities	$12,707	$10,724
Investing activities	(660)	105
Financing activities	(3,461)	(3,186)
Net increase in cash	$8,586	$7,643

Operating Activities

During the 13 weeks ended April 5, 2025, net cash provided by operating activities was $12.7 million and consisted of $2.6 million net income combined with $10.4 million of non-cash items, consisting primarily of depreciation and amortization, equity-based compensation and deferred income taxes and was offset by $0.2 million of net cash used by working capital and other activities. Cash used by working capital and other activities during the 13 weeks ended April 5, 2025 reflected an increase in accounts receivable of $0.6 million, a decrease in accounts payable and accrued liabilities, deferred revenue, and other long-term liabilities of $0.9 million, $0.4 million, and $0.3 million, respectively and was partially offset by decreases in inventory, net and prepaid expenses and other assets of $0.5 million and $1.5 million, respectively. The $2.0 million increase in cash provided by operating activities during the 13 weeks ended April 5, 2025 as compared to the 13 weeks ended April 6, 2024 was primarily the result of increases in net cash provided by working capital and other activities of $1.6 million, and an increase in non-cash items of $1.5 million, and was partially offset by a decrease in net income of $1.1 million.

Investing Activities

During the 13 weeks ended April 5, 2025, we used $0.7 million of cash for purchases of property and equipment, as compared to proceeds received of $0.1 million during the 13 weeks ended April 6, 2024 primarily from the sale of a corporate center.

Financing Activities

Cash used in financing activities was $3.5 million and $3.2 million during the 13 weeks ended April 5, 2025 and April 6, 2024, respectively. Financing activities during the 13 weeks ended April 5, 2025 consisted primarily of the following payments:

•
$1.2 million in tax distribution payments to EWC Ventures members
•
$1.1 million used to repurchase 240,573 shares of Class A common stock
•
$1.0 million repayment on the Class A-2 Notes and
•
$0.2 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the 13 weeks ended April 6, 2024 consisted of the following payments:

•
$1.2 million in tax distribution payments to EWC Ventures members
•
$1.0 million repayment on the Class A-2 Notes
•
$0.7 million in dividend equivalents paid to holders of EWC Ventures Units and
•
$0.3 million in taxes on vested RSUs paid by withholding shares.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 4, 2025.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of April 5, 2025 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 5, 2025. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 5, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended January 4, 2025. You should carefully consider the risk factors set forth in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended January 4, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the first quarter of fiscal year 2025.

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 5, 2025 - February 1, 2025	—	$—	—	$9,852,479
February 2, 2025 - March 1, 2025	—	$—	—	$9,852,479
March 2, 2025 - April 5, 2025	240,573	$4.42	240,573	$8,789,146
Total	240,573	$4.42	240,573

(1)
In the first quarter of fiscal year 2025, 240,573 shares of Class A common stock were repurchased pursuant to the $50.0 million share repurchase plan authorized by our board of directors on May 13, 2024. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. The Company may terminate the program at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the first quarter of fiscal year 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

3.3	Second Amended and Restated By-Laws of European Wax Center, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.1+	Offer Letter, dated March 6, 2025, by and between Thomas Kim and EWC Corporate, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).
10.2+

Consulting Agreement, dated March 10, 2025, by and between Stacie Shirley and EWC Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.3+

Separation Agreement, dated March 10, 2025, by and between Stacie Shirley and EWC Ventures, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.4+	European Wax Center, Inc. 2025 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).
10.5+	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).
10.6+	Form of Inducement Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** European Wax Center, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States

Code 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002, of Christopher Morris, our Chief Executive Officer and Thomas Kim, our Chief Financial Officer.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

European Wax Center, Inc.

Date: May 14, 2025	By:	/s/ CHRISTOPHER MORRIS
Christopher Morris
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ THOMAS KIM
Thomas Kim
Chief Financial Officer
(Principal Financial Officer)