Form 10-Q
period 2025-07-05
European Wax Center, Inc.
filed 2025-08-13
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2025, the registrant had 43,360,719 and 11,860,546 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	July 5, 2025	January 4, 2025
ASSETS
Current assets:
Cash and cash equivalents	$63,891	$49,725
Restricted cash	6,439	6,469
Accounts receivable, net	8,662	7,283
Inventory, net	19,068	19,070
Prepaid expenses and other current assets	5,351	5,292
Total current assets	103,411	87,839
Property and equipment, net	8,293	2,313
Operating lease right-of-use assets	3,193	3,313
Intangible assets, net	422,493	432,160
Goodwill	39,112	39,112
Deferred income taxes	138,096	140,315
Other non-current assets	1,778	2,015
Total assets	$716,376	$707,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,455	$17,354
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	2,809	9,353
Deferred revenue, current portion	4,128	4,149
Operating lease liabilities, current portion	1,160	1,255
Total current liabilities	30,552	36,111
Long-term debt, net	374,019	373,246
Tax receivable agreement liability, net of current portion	195,525	194,917
Deferred revenue, net of current portion	5,281	5,836
Operating lease liabilities, net of current portion	2,216	2,318
Deferred tax liability	738	738
Other long-term liabilities	2,183	2,309
Total liabilities	610,514	615,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of July 5, 2025 and January 4, 2025, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 51,991,241 and 51,713,132 shares issued and 43,360,719 and 43,323,183 shares outstanding as of July 5, 2025 and January 4, 2025, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 11,860,546 and 12,005,172 shares issued and outstanding as of July 5, 2025 and January 4, 2025, respectively)	—	—
Treasury stock, at cost 8,630,522 and 8,389,949 shares of Class A common stock as of July 5, 2025 and January 4, 2025, respectively	(81,595)	(80,148)
Additional paid-in capital	253,045	244,611
Accumulated deficit	(94,929)	(100,416)
Total stockholders’ equity attributable to European Wax Center, Inc.	76,521	64,047
Noncontrolling interests	29,341	27,545
Total stockholders’ equity	105,862	91,592
Total liabilities and stockholders’ equity	$716,376	$707,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
REVENUE
Product sales	$30,515	$33,923	$59,386	$63,421
Royalty fees	14,278	14,465	26,706	26,901
Marketing fees	8,108	8,142	15,311	15,238
Other revenue	3,010	3,341	5,935	6,185
Total revenue	55,911	59,871	107,338	111,745
OPERATING EXPENSES
Cost of revenue	14,175	16,024	27,451	29,548
Selling, general and administrative	14,507	12,911	29,847	26,377
Advertising	8,157	11,576	15,405	20,264
Depreciation and amortization	5,003	5,079	9,984	10,174
Gain on sale of center	—	—	—	(81)
Total operating expenses	41,842	45,590	82,687	86,282
Income from operations	14,069	14,281	24,651	25,463
Interest expense, net	6,594	6,367	13,227	12,703
Other expense	22	269	20	249
Income before income taxes	7,453	7,645	11,404	12,511
Income tax expense	2,060	1,721	3,441	2,933
NET INCOME	$5,393	$5,924	$7,963	$9,578
Less: net income attributable to noncontrolling interests	1,641	1,675	2,476	2,564
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$3,752	$4,249	$5,487	$7,014
Net income per share
Basic - Class A Common Stock	$0.09	$0.09	$0.13	$0.15
Diluted - Class A Common Stock	$0.09	$0.09	$0.13	$0.15
Weighted average shares outstanding
Basic - Class A Common Stock	43,344,441	48,176,149	43,322,260	48,365,642
Diluted - Class A Common Stock	43,344,651	48,216,643	43,382,522	48,425,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024
Cash flows from operating activities:
Net income	$7,963	$9,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,984	10,174
Amortization of deferred financing costs	2,947	2,773
Provision for inventory obsolescence	—	(70)
Provision for bad debts	75	113
Deferred income taxes	3,200	2,751
Remeasurement of tax receivable agreement liability	20	249
Gain on sale of center	—	(81)
Loss on disposal of property and equipment	—	3
Equity compensation	4,943	3,323
Changes in assets and liabilities:
Accounts receivable	(1,455)	(964)
Inventory, net	2	(1,246)
Prepaid expenses and other assets	570	948
Accounts payable and accrued liabilities	887	(835)
Deferred revenue	(576)	(1,044)
Other long-term liabilities	(656)	(541)
Net cash provided by operating activities	27,904	25,131
Cash flows from investing activities:
Purchases of property and equipment	(1,363)	(215)
Cash received for sale of center	—	135
Net cash used in investing activities	(1,363)	(80)
Cash flows from financing activities:
Principal payments on long-term debt	(2,000)	(2,000)
Distributions to EWC Ventures LLC members	(2,243)	(2,515)
Repurchase of Class A common stock	(1,447)	(10,001)
Taxes on vested restricted stock units paid by withholding shares	(161)	(393)
Dividend equivalents to holders of EWC Ventures units	(10)	(725)
Payments pursuant to tax receivable agreement	(6,544)	(6,496)
Net cash used in financing activities	(12,405)	(22,130)
Net increase in cash, cash equivalents and restricted cash	14,136	2,921
Cash, cash equivalents and restricted cash, beginning of period	56,194	59,228
Cash, cash equivalents and restricted cash, end of period	$70,330	$62,149
Supplemental cash flow information:
Cash paid for interest	$10,863	$10,976
Cash paid for income taxes	$440	$444
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$112	$21
Property purchases included in additional paid-in capital	$4,822	$—
Right-of-use assets obtained in exchange for operating lease obligations	$446	$592

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 4, 2025	43,323,183	$—	12,005,172	$—	$244,611	$(100,416)	$(80,148)	$27,545	$91,592
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	139,626	—	(139,626)	—	—	—	—	—	—
Vesting of restricted stock units	114,024	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(30,434)	—	—	—	(159)	—	—	—	(159)
Equity compensation	—	—	—	—	6,532	—	—	—	6,532
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,228)	(1,228)
Repurchase of Class A common stock	(240,573)	—	—	—	—	—	(1,064)	—	(1,064)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	269	—	—	—	269
Allocation of equity to noncontrolling interests	—	—	—	—	(907)	—	—	907	—
Net income	—	—	—	—	—	1,735	—	835	2,570
Balance at April 5, 2025	43,305,826	$—	11,865,546	$—	$250,346	$(98,681)	$(81,212)	$28,059	$98,512
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,000	—	(5,000)	—	—	—	—	—	—
Vesting of restricted stock units	50,574	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(681)	—	—	—	(2)	—	—	—	(2)
Equity compensation	—	—	—	—	3,233	—	—	—	3,233
Repurchase of Class A common stock	—	—	—	—	—	—	(383)	—	(383)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,015)	(1,015)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	124	—	—	—	124
Allocation of equity to noncontrolling interests	—	—	—	—	(656)	—	—	656	—
Net income	—	—	—	—	—	3,752	—	1,641	5,393
Balance at July 5, 2025	43,360,719	$—	11,860,546	$—	$253,045	$(94,929)	$(81,595)	$29,341	$105,862

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 6, 2024	48,476,981	$—	12,278,876	$—	$232,902	$(110,878)	$(40,000)	$32,979	$115,003
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	56,232	—	(56,232)	—	—	—	—	—	—
Vesting of restricted stock units	99,023	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(24,724)	—	—	—	(319)	—	—	—	(319)
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,382	—	—	—	1,382
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,180)	(1,180)
Forfeiture of accrued dividend equivalents	—	—	—	—	—	—	—	10	10
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(112)	—	—	—	(112)
Allocation of equity to noncontrolling interests	—	—	—	—	21	—	—	(21)	—
Net income	—	—	—	—	—	2,765	—	889	3,654
Balance at April 6, 2024	48,607,512	$—	12,219,589	$—	$233,874	$(108,113)	$(40,000)	$32,677	$118,438
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	4,744	—	(4,744)	—	—	—	—	—	—
Vesting of restricted stock units	25,355	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,521)	—	—	—	(74)	—	—	—	(74)
Equity compensation	—	—	—	—	1,941	—	—	—	1,941
Repurchase of Class A Common Stock	(919,551)	—	—	—	—	—	(10,001)	—	(10,001)
Distributions to members of EWC Ventures	—	—	—	—		—	—	(1,335)	(1,335)
Tax receivable liability and deferred taxes arising from share exchange	—	—	—	—	381	—	—	—	381
Allocation of equity to noncontrolling interests	—	—	—	—	1,149	—	—	(1,149)	—
Net income	—	—	—	—	—	4,249	—	1,675	5,924
Balance at July 6, 2024	47,711,539	$—	12,214,845	$—	$237,271	$(103,864)	$(50,001)	$31,868	$115,274

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended July 5, 2025 and July 6, 2024 both consisted of 13 weeks.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within that annual period, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

(f) Immaterial restatement of prior period financial statements

Subsequent to the issuance of the condensed consolidated financial statements for the period ended July 6, 2024, we identified that an error existed in the purchase price allocation related to the General Atlantic acquisition of EWC Ventures. This error affects the financial statements for the period ended December 29, 2018, as well as all subsequent periods. Specifically, we identified an improper application of the valuation methodology within the historical valuations of the Company’s trade name, franchise relationships and goodwill. This resulted in an understatement of the trade name and franchise relationships of $285,657 and $3,782 respectively and an overstatement of goodwill in the amount of $289,439 for all respective periods beginning as of December 29, 2018. Additionally, the error resulted in an understatement of accumulated amortization of $2,206 as of July 6, 2024. We evaluated the error and concluded that it was not material to the previously issued consolidated financial statements. The accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Form 10-Q have been revised to correct for the immaterial error discussed above. The following tables reflect the effects of the correction on all affected line items of the Company’s previously reported condensed consolidated financial statements presented in this Form 10-Q.

The following table represents the adjustments to our condensed consolidated statements of operations for the thirteen weeks ended July 6, 2024 (in thousands except earnings per share):

	Thirteen weeks ended July 6, 2024
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations	(in thousands)

Depreciation and amortization	$4,985	$94	$5,079
Total operating expenses	45,496	94	45,590
Income from operations	14,375	(94)	14,281
Income before income taxes	7,739	(94)	7,645
Income tax expense	1,739	(18)	1,721
Net income	6,000	(76)	5,924
Net income attributable to noncontrolling interest	1,694	(19)	1,675
Net income attributable to European Wax Center Inc.	4,306	(57)	4,249
Net profit (loss) per share attributable to Class A ordinary shareholders, basic	$0.09	$—	$0.09
Net profit (loss) per share attributable to Class A ordinary shareholders, diluted	$0.09	$—	$0.09

The following table represents the adjustments to our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the twenty-six weeks ended July 6, 2024 (in thousands except earnings per share):

	Twenty-Six weeks ended July 6, 2024
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Statements of Operations	(in thousands)

Depreciation and amortization	$9,985	$189	$10,174
Total operating expenses	86,093	189	86,282
Income from operations	25,652	(189)	25,463
Income before income taxes	12,700	(189)	12,511
Income tax expense	2,971	(38)	2,933
Net income	9,729	(151)	9,578
Net income attributable to noncontrolling interest	2,602	(38)	2,564
Net income attributable to European Wax Center Inc.	7,127	(113)	7,014
Net profit (loss) per share attributable to Class A ordinary shareholders, basic	$0.15	$—	$0.15
Net profit (loss) per share attributable to Class A ordinary shareholders, diluted	$0.15	$—	$0.15

Condensed Consolidated Statements of Cash Flows
Net income	$9,729	$(151)	$9,578
Depreciation and amortization	9,985	189	10,174
Deferred income taxes	2,789	(38)	2,751

The following tables represent the adjustments to our condensed consolidated statements of stockholders' equity as of each date described (in thousands):

	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity
Condensed Consolidated Statements of Stockholders' Equity	(in thousands)

As Reported
Balance, January 6, 2024	$232,848	$(109,506)	$33,270	$116,612
Net Income	—	2,821	908	3,729
TRA liability and deferred taxes arising from secondary offering and other exchanges	(113)	—	—
Balance, April 6, 2024	233,819	(106,685)	32,987	120,121
Adjustment
Balance, January 6, 2024	54	(1,374)	(291)	(1,609)
Net Loss	—	(56)	(19)	(75)
TRA liability and deferred taxes arising from secondary offering and other exchanges	1	—	—	1
Balance, April 6, 2024	55	(1,428)	(310)	(1,683)
As Restated
Balance, January 6, 2024	232,902	(110,878)	32,979	115,003
Net Income	—	2,765	889	3,654
TRA liability and deferred taxes arising from secondary offering and other exchanges	(112)	—	—	(112)
Balance, April 6, 2024	233,874	(108,113)	32,677	118,438

As Reported
Balance, April 6, 2024	$233,819	$(106,685)	$32,987	$120,121
Net Income	—	4,306	1,694	6,000
TRA liability and deferred taxes arising from secondary offering and other exchanges	383	—	—	383
Balance, July 6, 2024	237,218	(102,379)	32,197	117,035
Adjustment
Balance, April 6, 2024	55	(1,428)	(310)	(1,683)
Net Loss	—	(57)	(19)	(76)
TRA liability and deferred taxes arising from secondary offering and other exchanges	(2)	—	—	(2)
Balance, July 6, 2024	53	(1,485)	(329)	(1,761)
As Restated
Balance, April 6, 2024	233,874	(108,113)	32,677	118,438
Net Income	—	4,249	1,675	5,924
TRA liability and deferred taxes arising from secondary offering and other exchanges	381	—	—	381
Balance, July 6, 2024	237,271	(103,864)	31,868	115,274

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	July 5, 2025	January 4, 2025
Prepaid inventory	$334	$494
Prepaid insurance	1,376	1,139
Prepaid technology	2,084	1,908
Prepaid advertising	704	878
Prepaid commissions	318	345
Prepaid other & other current assets	535	528
Total	$5,351	$5,292

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	July 5, 2025	January 4, 2025
Accounts payable	$5,836	$5,615
Accrued inventory	1,975	2,248
Accrued compensation	4,018	4,630
Accrued taxes and penalties	946	1,013
Accrued technology and subscription fees	198	139
Accrued interest	1,210	1,156
Accrued professional fees	732	632
Accrued advertising	2,935	1,212
Accrued dividend equivalents	—	10
Other accrued liabilities	605	699
Total accounts payable and accrued liabilities	$18,455	$17,354

5. Long-term debt

Long-term debt consists of the following:

	July 5, 2025	January 4, 2025
Class A-2 Notes	$388,000	$390,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	384,000	386,000
Less: unamortized debt discount and deferred financing costs	(9,981)	(12,754)
Total long-term debt, net	$374,019	$373,246

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (“Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn as of July 5, 2025.

Fair Value

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $25,080 as of July 5, 2025 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes had an approximate fair value of $381,598 as of July 5, 2025 which was estimated using Level 2 inputs, obtained from an independent source, and based on quoted prices for recent trades of our Class A-2 Notes.

6. Equity-Based Compensation

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

Restricted Stock Units

During the 13 and 26 weeks ended July 5, 2025, we granted 268,839 and 1,884,621 restricted stock units (“RSUs”), respectively, to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). In addition, during the 13 and 26 weeks ended July 5, 2025, we granted 200,000 and 444,000 RSUs, respectively, to certain employees under the 2025 Inducement Plan. During the 13 and 26 weeks ended July 6, 2024, we granted 41,940 and 398,667 RSUs, respectively, to certain employees and directors under the 2021 Incentive Plan. The RSUs granted generally vest on the anniversaries of the date of grant over a period of two to four years, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 and 26 weeks ended July 5, 2025 were $4.68 and $4.94, respectively. The weighted average grant date fair values of the RSUs granted during the 13 and 26 weeks ended July 6, 2024 were $11.62 and $14.40 respectively. The weighted average grant date fair values of the RSUs granted were equal to the closing price of the underlying Class A common stock on the grant dates.

Class A Common Stock Options

During the 26 weeks ended July 5, 2025, we granted 1,767,187 options to certain employees under the 2021 Incentive Plan. There were no options granted under the 2021 Incentive Plan during the 13 weeks ended July 5, 2025. In addition, during the 13 and 26 weeks ended July 5, 2025, we granted 735,000 and 1,635,000 options, respectively, to certain employees under the 2025 Inducement Plan. The weighted average exercise prices of options granted during the 13 and 26 weeks ended July 5, 2025 were $7.55 and $8.05 per share, respectively. During the 13 and 26 weeks ended July 6, 2024, we granted 17,550 and 326,326 options, respectively, to certain employees under the 2021 Incentive Plan. The weighted average exercise prices of options granted during the 13 and 26 weeks ended July 6, 2024 were $13.46 and $17.51 per share, respectively. The options granted have a ten-year contractual term and will cliff vest on either the third or fourth anniversary of the grant date, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the options were $2.08 and $3.17 for the 13 and 26 weeks ended July 5, 2025, respectively, and $6.41 and $8.29 for the 13 and 26 weeks ended July 6, 2024, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. As these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a trinomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the options granted during the 13 and 26 weeks ended July 5, 2025 and July 6, 2024:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	69.0%	56.0%	68.0%	56.0%
Risk-free rate	3.9%	4.3%	4.3%	4.1%
Suboptimal exercise factor	2.5x	2.5x	2.5x	2.5x

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 4, 2025	$9,985
Revenue recognized that was included in the contract liability at the beginning of the year	(1,866)
Increase, excluding amounts recognized as revenue during the period	1,290
Balance at July 5, 2025	$9,409

During the 13 and 26 weeks ended July 5, 2025, the Company recognized $854 and $1,866, respectively, in revenue that was included in the contract liability as of January 4, 2025. During the 13 and 26 weeks ended July 6, 2024, the Company recognized $1,181 and $3,044, respectively, in revenue that was included in the contract liability as of January 6, 2024.

The weighted average remaining amortization period for deferred revenue is 3.2 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 5, 2025. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2025 (from July 6, 2025)	$3,552
2026	1,135
2027	1,088
2028	1,049
2029	859
Thereafter	1,726
Total	$9,409

The summary set forth below represents the balances in deferred revenue as of July 5, 2025 and January 4, 2025:

	July 5, 2025	January 4, 2025
Franchise fees	$6,457	$7,053
Service revenue	2,952	2,932
Total deferred revenue	9,409	9,985
Long-term portion of deferred revenue	5,281	5,836
Current portion of deferred revenue	$4,128	$4,149

9. Income taxes

The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of EWC Ventures. The remaining share of EWC Ventures income or loss is non-taxable to the Company and is not reflected in current or deferred income taxes.

EWC Ventures is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, EWC Ventures is not subject to U.S. federal and certain state and local income taxes. For U.S. federal and certain state and local income taxes, taxable income or loss generated by EWC Ventures is passed through to its members and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations.

We recorded $2,060 and $3,441 in income tax expense for the 13 and 26 weeks ended July 5, 2025, respectively, and $1,721 and $2,933 in income tax expense for the 13 and 26 weeks ended July 6, 2024, respectively. The effective tax rate was 27.6% and 30.2% for the 13 and 26 weeks ended July 5, 2025, respectively, and 22.5% and 23.4% for the 13 and 26 weeks ended July 6, 2024, respectively. The effective tax rate for the 13 and 26 weeks ended July 5, 2025 differs from the U.S. federal statutory rate primarily due to nondeductible officer compensation, non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 and 26 weeks ended July 6, 2024 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

The One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States which permanently extends select expiring provisions of the Tax Cuts and Jobs Act. The OBBBA includes provisions related to accelerated fixed asset depreciation under section 168(k), changes to interest expense limitations under 163(j) and changes to deductibility of compensation under section 162(m). We’ve considered the impact of the OBBBA on the Company’s annual effective tax rate. The changes did not have a significant impact to the annual effective tax rate.

Tax Receivable Agreement

As of July 5, 2025, future payments under the TRA are expected to be $198,334. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

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

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. As of July 5, 2025, all EWC Ventures Units have vested.

The following table summarizes the ownership of EWC Ventures as of July 5, 2025:

	July 5, 2025
	Units Owned	Ownership Percentage
European Wax Center, Inc.	43,360,719	78.5%
Noncontrolling interests	11,860,546	21.5%
Total	55,221,265	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 and 26 weeks ended July 5, 2025 and July 6, 2024:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
Net income attributable to European Wax Center, Inc.	$3,752	$4,249	$5,487	$7,014
Transfers from noncontrolling interests:
(Decrease) increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	(656)	1,149	(1,563)	1,170
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$3,096	$5,398	$3,924	$8,184

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 and 26 weeks ended July 5, 2025 and July 6, 2024:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
(in thousands, except for share and per share amounts)
Net income	$5,393	$5,924	$7,963	$9,578
Less: net income attributable to noncontrolling interests	1,565	1,551	2,384	2,470
Net income applicable to Class A common shareholders	$3,828	$4,373	$5,579	$7,108
Basic weighted average outstanding shares
Class A Common Stock	43,344,441	48,176,149	43,322,260	48,365,642
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.09	$0.09	$0.13	$0.15

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended July 5, 2025 and July 6, 2024:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
(in thousands, except for share and per share amounts)
Net income	$5,393	$5,924	$7,963	$9,578
Less: net income attributable to noncontrolling interests	1,565	1,550	2,381	2,468
Net income applicable to Class A common shareholders	$3,828	$4,374	$5,582	$7,110
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	43,344,441	48,176,149	43,322,260	48,365,642
Effect of dilutive securities:
RSUs and Restricted Shares	—	40,494	60,157	59,386
Options	210	—	105	—
Diluted weighted average outstanding shares - Class A Common Stock	43,344,651	48,216,643	43,382,522	48,425,028
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.09	$0.09	$0.13	$0.15

For the 13 and 26 weeks ended July 5, 2025, diluted net income per share of Class A common stock was calculated using the treasury stock method. For the 13 and 26 weeks ended July 6, 2024, diluted net income per share of Class A common stock was calculated using the treasury stock method.

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

The following table sets forth the securities which were excluded from the computation of diluted net income per share of Class A common stock for the 13 and 26 weeks ended July 5, 2025 and July 6, 2024 as they were determined to be antidilutive:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
Antidilutive securities excluded from the computation of diluted net income per share:
Class B Common Stock	11,860,546	12,214,845	11,860,546	12,214,845
Options	4,497,573	751,688	4,497,573	751,688
RSUs and Restricted Shares	2,550,532	574,390	622,078	384,290
Warrants	2,730,000	—	2,730,000	—

12. Stockholders’ equity

Share Exchange Transactions

During the 13 and 26 weeks ended July 5, 2025 certain members of EWC Ventures exercised their exchange rights and exchanged 5,000 and 144,626 EWC Ventures Units and the corresponding shares of Class B common stock, respectively, for 5,000 and 144,626 newly issued shares of Class A common stock, respectively. During the 13 and 26 weeks ended July 6, 2024 certain members of EWC Ventures exercised their exchange rights and exchanged 4,744 and 60,976 EWC Ventures Units and the corresponding shares of Class B common stock, respectively, for 4,744 and 60,976 newly issued shares of Class A common stock, respectively. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 26 weeks ended July 5, 2025, the Company repurchased 240,573 shares of Class A common stock at an average price of $4.42 per share for $1,064, including broker commissions, pursuant to the stock repurchase program authorized by the Board in May 2024. The Company did not repurchase shares during the 13 weeks ended July 5, 2025, however the Company paid $383 in excise tax pursuant to the Inflation Reduction Act of 2022 for the net shares repurchased during fiscal 2024.

During the 13 and 26 weeks ended July 6, 2024, the Company repurchased 919,551 shares of Class A common stock at an average price of $10.88 per share for $10,001, including broker commissions, pursuant to the stock repurchase program authorized by the Board in May 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 4, 2025. The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, “Item 1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended January 4, 2025 and “Cautionary Note Regarding Forward-Looking Statements” included in this quarterly report on Form 10-Q.

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

The consolidated financial statements for the 13 and 26 weeks ended July 6, 2024 have been adjusted to correct immaterial prior period errors as discussed in Note 2 (f) — Immaterial restatement of prior period financial statements. Accordingly, Management’s Discussion and Analysis reflects the impact of those corrections.

Overview

We are the leading franchisor and operator of out-of-home (“OOH”) waxing services in the United States. We delivered over 23 million waxing services in both 2024 and 2023. Throughout our highly franchised network, we generated system-wide sales of $951 million in fiscal 2024, which consisted of only 52 weeks. We generated system-wide sales of $955 million in fiscal 2023, which had 53 weeks. Our portfolio of centers operate in 1,059 locations across 44 states as of July 5, 2025. Of these locations, 1,054 are franchised centers operated by franchisees and five are corporate-owned centers.

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

However, the outlook on the consumer environment remains uncertain, and many of our centers across the network have been experiencing declining transactions and profitability. In the near-term, many franchisees have paused their new center growth plans as we work to stabilize and realign the business to increase transactions and profitability at existing locations. We continue to believe that closures in 2025 will more than offset new center openings.

We are in the early stages of our transformation to further strengthen the foundation of the business and position the Company for sustainable growth. During this transitional year, we are implementing new tools, investing in our capabilities and refining our strategic approach to the market. We recently rounded out our management team by hiring a Chief Operating Officer and a Chief Development Officer. With this expanded leadership team in place, we believe we are better positioned to advance our strategic objectives including (1) driving traffic and sales growth; (2) improving four-wall profitability for our franchisees; and (3) pursuing thoughtful, profitable expansion.

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

System-Wide Sales. System-wide sales represent sales from same day services, retail sales and cash collected from wax passes for all centers in our network, including both franchisee-owned and corporate-owned centers. While we do not record franchised center sales as revenue, our royalty revenue is calculated based on a percentage of franchised center sales, which are 6.0% of sales, net of retail product sales, as defined in the franchise agreement. This measure allows us to better assess changes in our royalty revenue, our overall center performance, the health of our brand and the strength of our market position relative to competitors. System-wide sales growth is typically driven by net new center openings as well as increases in same-store sales, whereas system-wide sales decline is typically driven by net center closures as well as decreases in same-store sales. System-wide sales of $257.6 million in the 13 weeks ended July 5, 2025 decreased 1.0% from $260.2 million in the 13 weeks ended July 6, 2024, primarily driven by a decrease in same day services and retail sales, partially offset by an increase in cash collected from wax pass sales. System-wide sales of $483.5 million in the 26 weeks ended July 5, 2025 increased 0.4% from $481.5 million in the 26 weeks ended July 6, 2024, primarily driven by an increase in cash collected from wax pass sales, partially offset by a decrease in same day services.

Same-Store Sales. Same-store sales reflect the change in year-over-year sales from services performed and retail sales for the same-store base. We define the same-store base to include those centers open for at least 52 full weeks. If a center is closed for greater than six consecutive days, the center is deemed a closed center and is excluded from the calculation of same-store sales until it has been reopened for a continuous 52 full weeks. This measure highlights the performance of existing centers, while excluding the impact of net new center (closures) openings. We review same-store sales for corporate-owned centers as well as franchisee-owned centers. Same-store sales growth is typically driven by increases in the number of transactions and average transaction size, whereas same-store sales decline is typically driven by decreases in the number of transactions and average transaction size. Same-store sales of 0.3% for the 13 weeks ended July 5, 2025 was primarily due to an increase in the average transaction size, and was partially offset by a decrease in the number of transactions. Same-store sales of 0.5% for the 26 weeks ended July 5, 2025 was primarily due to an increase in the average transaction size and was partially offset by a decrease in the number of transactions.

Net New Center (Closures) Openings. The number of net new center (closures) openings reflects centers opened during a particular reporting period for both franchisee-owned and corporate-owned centers, less centers closed during the same period. Opening new centers is an integral part of our long-term growth strategy, and we expect the majority of our future new centers to be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue from new corporate-owned centers, we incur pre-opening costs, such as lease costs, labor expense and other operating expenses. Some of our centers open with an initial start-up period of higher-than-normal marketing and operating expenses, particularly as a percentage of monthly revenue.

Average Unit Volume (“AUV”). AUV consists of the average annual system-wide sales of all centers that have been open for a trailing 52-week period or longer. This measure is calculated by dividing system-wide sales during the applicable period for all centers being measured by the number of centers being measured. AUV allows management to assess our franchisee-owned and corporate-owned center economics. AUV growth is primarily driven by increases in services and retail product sales as centers fill their books of reservations, which we refer to as maturation of centers. Similarly, AUV declines are typically caused by decreases in services and retail product sales.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
(in thousands, except operating data and percentages)	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
Number of system-wide centers (at period end)	1,059	1,059	1,059	1,059
System-wide sales	$257,562	$260,154	$483,498	$481,532
Same-store sales	0.3%	1.6%	0.5%	0.3%
Net new center (closures) openings	(3)	8	(8)	15

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
System-wide Centers
Beginning of Period	1,062	1,051	1,067	1,044
Openings	2	11	7	21
Closures	(5)	(3)	(15)	(6)
End of Period	1,059	1,059	1,059	1,059

Significant Factors Impacting Our Financial Results

We believe there are several important factors that have impacted, and that we expect will continue to impact, our business and results of operations. These factors include:

Net New Center (Closures) Openings. We expect that new centers will be a key driver of growth in our future revenue and operating profit results. Opening new centers is an important part of our growth strategy, and we expect the majority of our future new centers will be franchisee-owned. Our results of operations have been and will continue to be materially affected by the timing and number of new center openings and closures each period. As centers mature, center revenue and profitability increase significantly. The performance of new centers may vary depending on various factors such as the effective management and cooperation of our franchisee partners, whether the franchise is part of a multi-unit development agreement, the center opening date, the time of year of a particular opening, the number of licensed wax specialists recruited, and the location of the new center, including whether it is located in a new or existing market. Our planned long-term center expansion will place increased demands on our operational, managerial, administrative, financial, and other resources. While we believe we will have positive new center openings on a gross basis in 2025, we also believe closures will more than offset center growth on a net basis in 2025. Given the current macroeconomic environment, our short-term strategy involves a focus on realigning the business to improve existing centers' productivity and unit economics, which we believe will allow us to continue thoughtful center growth in the future.

System-Wide Sales Growth or Decline. System-wide sales is a key driver of our business. Various factors affect system-wide sales, including:

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
•
net new center openings or closures; and
•
center closures in response to state or local regulations or health concerns.

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

Our Ability to Source and Distribute Products Effectively. Our revenue and operating income are affected by our ability to purchase our products and supplies in sufficient quantities at competitive prices. While we believe our vendors have adequate capacity to meet our current and anticipated demand, our level of revenue could be adversely affected in the event we face constraints in our supply chain, including the inability of our vendors to produce sufficient quantities of some products or supplies in a manner that matches market demand from our guests, leading to lost revenue. We depend on two key suppliers to source our Comfort Wax and two key suppliers to source our branded retail products and we are thus exposed to concentration of supplier risk. Our supply chain incorporates both domestic and international procurement. However, more than half of our product cost is subject to various global tariffs. While the majority of our branded retail products are sourced domestically, our Comfort Wax is sourced from Europe and a portion of our medical supplies and retail product components are sourced from China. To address the recent increase in tariffs on internationally sourced products, we continue to deploy alternative sourcing strategies and are evaluating alternatives to mitigate cost increases.

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

Seasonality. Our results are subject to seasonality fluctuations in that services are typically in higher demand in periods leading up to holidays and the summer season. The resulting demand trend has historically yielded higher system-wide sales in the second and fourth quarter of our fiscal year. In addition, our quarterly results may fluctuate significantly, because of several factors, including the timing of center openings, price increases and promotions and general economic conditions.

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 54.6% and 56.6% of our total revenue for the 13 weeks ended July 5, 2025 and July 6, 2024, respectively, and 55.3% and 56.8% of our total revenue for the 26 weeks ended July 5, 2025 and July 6, 2024, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 25.5% and 24.2% of our total revenue for the 13 weeks ended July 5, 2025 and July 6, 2024, respectively, and 24.9% and 24.1% of our total revenue for the 26 weeks ended July 5, 2025 and July 6, 2024, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 14.5% and 13.6% of our total revenue for the 13 weeks ended July 5, 2025 and July 6, 2024, respectively, and 14.3% and 13.6% of our total revenue for the 26 weeks ended July 5, 2025 and July 6, 2024, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees and training, which together represent 5.4% and 5.6% of our total revenue for the 13 weeks ended July 5, 2025 and July 6, 2024, respectively, and 5.5% and 5.5% of our total revenue for the 26 weeks ended July 5, 2025 and July 6, 2024, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

Costs and Expenses

Cost of Revenue: Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold, including distribution and outbound freight costs and provision for inventory obsolescence, as well as the cost of materials and labor for services rendered in our corporate-owned centers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses primarily consist of wages, benefits and other compensation-related costs, third-party warehousing costs, corporate marketing costs, rent, software, and other administrative expenses incurred to support our existing franchise and corporate-owned centers, as well as expenses attributable to growth and development activities. Also included in selling, general and administrative expenses are accounting, legal, marketing, operations, and other professional fees. Third-party warehousing costs recorded as a component of selling, general and administrative expenses, which consists primarily of logistics services in the form of warehouse inventory storage management and fulfillment costs, were $0.6 million and $0.7 million for the 13 weeks ended July 5, 2025 and July 6, 2024, respectively, and $1.3 million and $1.3 million for the 26 weeks ended July 5, 2025 and July 6, 2024, respectively. Corporate marketing costs recorded as a component of selling, general and administrative expenses, which consists primarily of local and corporate marketing initiatives, sponsorships and influencers, were $0.4 million and $0.8 million for the 13 weeks ended July 5, 2025 and July 6, 2024, respectively, and $0.8 million and $0.9 million for the 26 weeks ended July 5, 2025 and July 6, 2024, respectively.

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

Noncontrolling Interests: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income is allocated to the noncontrolling interests to reflect the entitlement of the EWC Ventures Post-IPO Members to a portion of EWC Ventures’ net income.

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	July 5, 2025	July 6, 2024	$ Change	% Change
Revenue:
Product sales	$30,515	$33,923	$(3,408)	(10.0)%
Royalty fees	14,278	14,465	(187)	(1.3)%
Marketing fees	8,108	8,142	(34)	(0.4)%
Other revenue	3,010	3,341	(331)	(9.9)%
Total revenue	55,911	59,871	(3,960)	(6.6)%
Operating expenses:
Cost of revenue	14,175	16,024	(1,849)	(11.5)%
Selling, general and administrative	14,507	12,911	1,596	12.4%
Advertising	8,157	11,576	(3,419)	(29.5)%
Depreciation and amortization	5,003	5,079	(76)	(1.5)%
Total operating expenses	41,842	45,590	(3,748)	(8.2)%
Income from operations	14,069	14,281	(212)	(1.5)%
Interest expense, net	6,594	6,367	227	3.6%
Other expense	22	269	(247)	91.8%
Income before income taxes	7,453	7,645	(192)	(2.5)%
Income tax expense	2,060	1,721	339	19.7%
Net income	$5,393	$5,924	$(531)	(9.0)%
Less: net income attributable to noncontrolling interests	1,641	1,675	(34)	(2.0)%
Net income attributable to European Wax Center, Inc.	$3,752	$4,249	$(497)	(11.7)%

	For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	$ Change	% Change
Revenue:
Product sales	$59,386	$63,421	$(4,035)	(6.4)%
Royalty fees	26,706	26,901	(195)	(0.7)%
Marketing fees	15,311	15,238	73	0.5%
Other revenue	5,935	6,185	(250)	(4.0)%
Total revenue	107,338	111,745	(4,407)	(3.9)%
Operating expenses:
Cost of revenue	27,451	29,548	(2,097)	(7.1)%
Selling, general and administrative	29,847	26,377	3,470	13.2%
Advertising	15,405	20,264	(4,859)	(24.0)%
Depreciation and amortization	9,984	10,174	(190)	(1.9)%
Gain on sale of center	—	(81)	81	(100.0)%
Total operating expenses	82,687	86,282	(3,595)	(4.2)%
Income from operations	24,651	25,463	(812)	(3.2)%
Interest expense, net	13,227	12,703	524	4.1%
Other expense	20	249	(229)	92.0%
Income before income taxes	11,404	12,511	(1,107)	(8.8)%
Income tax expense	3,441	2,933	508	17.3%
Net income	$7,963	$9,578	$(1,615)	(16.9)%
Less: net income attributable to noncontrolling interests	2,476	2,564	(88)	(3.4)%
Net income attributable to European Wax Center, Inc.	$5,487	$7,014	$(1,527)	(21.8)%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
Revenue:
Product sales	54.6%	56.6%	55.3%	56.8%
Royalty fees	25.5%	24.2%	24.9%	24.1%
Marketing fees	14.5%	13.6%	14.3%	13.6%
Other revenue	5.4%	5.6%	5.5%	5.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	25.4%	26.8%	25.6%	26.4%
Selling, general and administrative	25.9%	21.6%	27.8%	23.6%
Advertising	14.6%	19.3%	14.4%	18.1%
Depreciation and amortization	8.9%	8.5%	9.3%	9.1%
Gain on sale of center	—	—	—	0.0%
Total operating expenses	74.8%	76.2%	77.0%	77.2%
Income from operations	25.2%	23.8%	23.0%	22.8%
Interest expense, net	11.8%	10.6%	12.3%	11.4%
Other expense	0.0%	0.4%	0.0%	0.2%
Income before income taxes	13.3%	12.8%	10.6%	11.2%
Income tax expense	3.7%	2.9%	3.2%	2.6%
Net income	9.6%	9.9%	7.4%	8.6%
Less: net income attributable to noncontrolling interests	2.9%	2.8%	2.3%	2.3%
Net income attributable to European Wax Center, Inc.	6.7%	7.1%	5.1%	6.3%

Comparison of the Thirteen Weeks Ended July 5, 2025 and July 6, 2024

Total Revenue

Total revenue decreased $4.0 million, or 6.6%, to $55.9 million during the 13 weeks ended July 5, 2025, compared to $59.9 million for the 13 weeks ended July 6, 2024. The decrease in total revenue was primarily due to a decrease in transactions at existing centers that resulted in decreases in product sales, other revenue and royalty fees. This decrease in total revenue was partially offset by new center openings that became operational during the period from July 7, 2024 to July 5, 2025.

Product Sales

Product sales decreased $3.4 million, or 10.0%, to $30.5 million during the 13 weeks ended July 5, 2025, compared to $33.9 million for the 13 weeks ended July 6, 2024. The decrease in product sales was primarily due to a decrease in transactions at existing centers, which resulted in less sales of wax supplies, Comfort Wax and retail products to our franchisees. This decrease in product sales was partially offset by new center openings that became operational during the period from July 7, 2024 to July 5, 2025.

Royalty Fees

Royalty fees decreased $0.2 million, or 1.3%, to $14.3 million during the 13 weeks ended July 5, 2025, compared to $14.5 million for the 13 weeks ended July 6, 2024. The decrease in royalty fees during the 13 weeks ended July 5, 2025 was primarily the result of 29 centers that closed during the period from July 7, 2024 to July 5, 2025 and lower royalty fees received from existing centers and was partially offset by 29 new center openings during the same period that contributed less royalty fees than the closed centers did in the comparative period due to the timing of the new center openings and closures.

Marketing Fees

Marketing fees of $8.1 million during the 13 weeks ended July 5, 2025 was generally consistent compared to the 13 weeks ended July 6, 2024. Marketing fees increased as a result of new center openings that became operational during the period from July 7, 2024 to July 5, 2025 and was offset by centers that closed during the same period.

Other Revenue

Other revenue decreased $0.3 million or 9.9% for the 13 weeks ended July 5, 2025 to $3.0 million compared to $3.3 million for 13 weeks ended July 6, 2024, primarily due to a decrease in franchise fees that resulted from fewer franchised center transfers in the current period.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $1.8 million, or 11.5%, to $14.2 million during the 13 weeks ended July 5, 2025, compared to $16.0 million for the 13 weeks ended July 6, 2024. The decrease in cost of revenue was primarily due to the decrease in product sales.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.6 million, or 12.4%, to $14.5 million during the 13 weeks ended July 5, 2025, compared to $12.9 million for the 13 weeks ended July 6, 2024. The increase in selling, general and administrative expenses was primarily due to a $1.7 million increase in payroll and benefits expense and a $1.0 million increase in professional fees, which was partially offset by a $0.5 million decrease in technology fees and $0.4 million decrease in corporate marketing.

The increase in payroll and benefits expense was primarily due to increased headcount in our corporate office, which resulted in higher cash compensation, bonus accruals and equity compensation. The increase in professional fees was primarily related to a $0.7 million legal settlement during the 13 weeks ended July 6, 2024 that did not recur during the 13 weeks ended July 5, 2025.

Advertising

Advertising expenses decreased $3.4 million, or 29.5%, to $8.2 million during the 13 weeks ended July 5, 2025, compared to $11.6 million for the 13 weeks ended July 6, 2024, which had increased by $2.9 million, or 33.3% from $8.7 million for the 13 weeks ended July 1, 2023. Advertising expenses for the 13 weeks ended July 6, 2024 were elevated due to investments we made in several new marketing initiatives, and these initiatives were not repeated during the 13 weeks ended July 5, 2025. Looking forward, we continue to invest in flexible, high-performing advertising channels and optimize our advertising spending to drive revenue growth and guest engagement.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended July 5, 2025 was generally consistent with the 13 weeks ended July 6, 2024, decreasing $0.1 million, or 1.5%, to $5.0 million for the 13 weeks ended July 5, 2025.

Interest Expense, net

Interest expense, net increased $0.2 million, or 3.6%, to $6.6 million during the 13 weeks ended July 5, 2025, compared to $6.4 million for the 13 weeks ended July 6, 2024. The increase was primarily due to a decrease in interest income from the Company’s short-term investments during the 13 weeks ended July 5, 2025.

Income Tax Expense

We recorded $2.1 million and $1.7 million of income tax expense for the 13 weeks ended July 5, 2025 and July 6, 2024, respectively. Income tax expense recognized in the 13 weeks ended July 5, 2025 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to nondeductible officer compensation, noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 13 weeks ended July 6, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

Comparison of the Twenty-Six Weeks Ended July 5, 2025 and July 6, 2024

Total Revenue

Total revenue decreased $4.4 million, or 3.9%, to $107.3 million during the 26 weeks ended July 5, 2025, compared to $111.7 million for the 26 weeks ended July 6, 2024. The decrease in total revenue was primarily due to a decrease in product sales, other revenue and royalty fees and was partially offset by an increase in marketing fees.

Product Sales

Product sales decreased $4.0 million, or 6.4% to $59.4 million during the 26 weeks ended July 5, 2025, compared to $63.4 million for the 26 weeks ended July 6, 2024. The decrease in product sales was primarily due to a decrease in transactions at existing centers, which resulted in less sales of retail product, Comfort Wax and other wax supplies to our franchisees, as well as the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs.

Royalty Fees

Royalty fees decreased $0.2 million, or 0.7%, to $26.7 million during the 26 weeks ended July 5, 2025, compared to $26.9 million for the 26 weeks ended July 6, 2024. The decrease in royalty fees during the 26 weeks ended July 5, 2025 was primarily the result of 29 centers that closed during the period from July 7, 2024 to July 5, 2025 and lower royalty fees received from existing centers and was partially offset by 29 new center openings during the same period that contributed less royalty fees than the closed centers did in the comparative period due to the timing of the new center openings and closures.

Marketing Fees

Marketing fees increased $0.1 million, or 0.5%, to $15.3 million during the 26 weeks ended July 5, 2025, compared to $15.2 million for the 26 weeks ended July 6, 2024. Marketing fees increased as a result of new center openings that became operational during the period from July 7, 2024 to July 5, 2025 and was partially offset by centers that closed during the same period.

Other Revenue

Other revenue decreased $0.3 million or 4.0% to $5.9 million for the 26 weeks ended July 5, 2025, compared to $6.2 million for the 26 weeks ended July 6, 2024, primarily due to the sale of a corporate-owned center in the comparative period and a decrease in franchise fees that resulted from fewer franchised center transfers in the current period.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $2.1 million, or 7.1%, to $27.5 million during the 26 weeks ended July 5, 2025, compared to $29.5 million for the 26 weeks ended July 6, 2024. The decrease in cost of revenue was primarily due to the decrease in product sales.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.5 million, or 13.2%, to $29.8 million during the 26 weeks ended July 5, 2025, compared to $26.4 million for the 26 weeks ended July 6, 2024. The increase in selling, general and administrative expenses was primarily due to a $3.9 million increase in payroll and benefits expense and a $0.9 million increase in professional fees, which was partially offset by a $0.7 million decrease in annual franchisee conference expenses and a $0.6 million decrease in technology fees.

The increase in payroll and benefits expense was primarily due to increased headcount in our corporate office, which resulted in higher cash compensation, bonus accruals and equity compensation. The increase was also due to $0.7 million in severance expense, and $0.6 million related to an equity award that was granted to a vendor in December 2024 that is being recognized over the service period. The increase in professional fees was primarily related to a $0.7 million legal settlement during the 26 weeks ended July 6, 2024 that did not recur during the 26 weeks ended July 5, 2025.

Advertising

Advertising expenses decreased $4.9 million, or 24.0%, to $15.4 million during the 26 weeks ended July 5, 2025, compared to $20.3 million for the 26 weeks ended July 6, 2024, which had increased by $3.8 million, or 22.9% from $16.5 million for the 26 weeks ended July 1, 2023. Advertising expenses for the 26 weeks ended July 6, 2024 were elevated due to investments we made in several new marketing initiatives, and these initiatives were not repeated during the 26 weeks ended July 5, 2025. Looking forward, we continue to invest in flexible, high-performing advertising channels and optimize our advertising spending to drive revenue growth and guest engagement.

Depreciation and Amortization

Depreciation and amortization for the 26 weeks ended July 5, 2025 was generally consistent with the 26 weeks ended July 6, 2024, decreasing $0.2 million, or 1.9%, to $10.0 million for the 26 weeks ended July 5, 2025.

Interest Expense, net

Interest expense, net increased $0.5 million, or 4.1%, to $13.2 million during the 26 weeks ended July 5, 2025, compared to $12.7 million for the 26 weeks ended July 6, 2024. The increase was primarily due to a decrease in interest income from the Company’s short-term investments during the 26 weeks ended July 5, 2025.

Income Tax Expense

We recorded $3.4 million and $2.9 million in income tax expense for the 26 weeks ended July 5, 2025 and July 6, 2024, respectively. Income tax expense recognized in the 26 weeks ended July 5, 2025 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to nondeductible officer compensation, noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 26 weeks ended July 6, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include non-cash equity-based compensation expense, non-cash gains and losses on remeasurement of our tax receivable agreement liability, contractual cash interest on our tax receivable agreement liability, transaction costs, business transformation costs and other one-time expenses and/or gains. Business transformation costs primarily include expenses related to our business transformation and optimization efforts that do not qualify as capital expenditures under applicable accounting principles. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024	July 5, 2025	July 6, 2024
(in thousands)
Net income	$5,393	$5,924	$7,963	$9,578
Interest expense, net	6,594	6,367	13,227	12,703
Income tax expense	2,060	1,721	3,441	2,933
Depreciation and amortization	5,003	5,079	9,984	10,174
EBITDA	$19,050	$19,091	$34,615	$35,388
Share-based compensation(1)	2,379	1,941	4,943	3,323
Remeasurement of tax receivable agreement liability(2)	22	269	20	249
Gain on sale of center(3)	—	—	—	(81)
Gain from legal judgment proceeds(4)	—	(659)	—	(739)
Executive severance(5)	—	—	465	—
Reorganization costs(6)	55	—	215	—
Business transformations costs(7)	107	—	149	—
Adjusted EBITDA	$21,613	$20,642	$40,407	$38,140

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents gain on the sale of a corporate-owned center.
(4)
Represents the collection of cash proceeds from a legal judgment.
(5)
Represents cash severance paid or payable to our former chief financial officer.
(6)
Represents costs associated to the Company's return-to-office mandate.
(7)
Represents costs related to our business transformation and optimization efforts that do not qualify as capital expenditures under applicable accounting principles.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $63.9 million as of July 5, 2025.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through July 5, 2025 are currently expected to be $198.3 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 26 weeks ended July 5, 2025 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended January 4, 2025.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn as of July 5, 2025. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Twenty-Six Weeks Ended
	July 5, 2025	July 6, 2024
Net cash provided by (used in):
Operating activities	$27,904	$25,131
Investing activities	(1,363)	(80)
Financing activities	(12,405)	(22,130)
Net increase in cash	$14,136	$2,921

Operating Activities

During the 26 weeks ended July 5, 2025, net cash provided by operating activities was $27.9 million and consisted of $8.0 million net income combined with $21.2 million of non-cash items, consisting primarily of depreciation and amortization, equity compensation and deferred income taxes and was offset by $1.2 million of net cash used by working capital and other activities. Cash used by working capital and other activities during the 26 weeks ended July 5, 2025 reflected an increase in accounts receivable of $1.5 million and a decrease in other long-term liabilities and deferred revenue of $0.7 million and $0.6 million, respectively and was partially offset by decreases in accounts payable and accrued liabilities and prepaid expenses and other assets of $0.9 million and $0.6 million, respectively. The $2.8 million increase in cash provided by operating activities during the 26 weeks ended July 5, 2025 as compared to the 26 weeks ended July 6, 2024 was primarily the result of increases in net cash provided by working capital and other activities of $2.5 million, and an increase in non-cash items of $1.9 million, and was partially offset by a decrease in net income of $1.6 million.

Investing Activities

In the 26 weeks ended July 5, 2025, we used $1.4 million of cash for purchases of property and equipment, compared to $0.2 million of cash purchases of property and equipment partially offset by $0.1 million proceeds from the sale of a corporate-owned center during the 26 weeks ended July 6, 2024.

Financing Activities

Cash used in financing activities was $12.4 million and $22.1 million during the 26 weeks ended July 5, 2025 and July 6, 2024, respectively. Financing activities during the 26 weeks ended July 5, 2025 consisted of the following payments:

•
$6.5 million in payments made pursuant to the TRA;
•
$2.2 million in tax distribution payments to EWC Ventures members;
•
$2.0 million repayment on the Class A-2 Notes;
•
$1.4 million used to repurchase 240,573 shares of Class A common stock and pay prior year excise tax; and
•
$0.2 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the 26 weeks ended July 6, 2024 consisted of the following payments:

•
$10.0 million used to repurchase 919,551 shares of Class A common stock;
•
$6.5 million in payments made pursuant to the TRA;
•
$2.5 million in tax distributions to EWC Ventures members;
•
$2.0 million repayment on the Class A-2 Notes;
•
$0.7 million in dividend equivalents paid to holders of EWC Ventures Units; and
•
$0.4 million in taxes on vested RSUs paid by withholding shares.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 4, 2025.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of July 5, 2025 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 5, 2025. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended July 5, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the second quarter of fiscal year 2025.

Period:	Total Number Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 6, 2025 - May 3, 2025	—	$—	—	$8,789,146
May 4, 2025 - May 31, 2025	—	$—	—	$8,789,146
June 1, 2025 - July 5, 2025	—	$—	—	$8,789,146
Total	—	$—	—

In May 2024, the board of directors of the Company authorized a $50.0 million share repurchase plan. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions or a combination of the foregoing. The Company may terminate the program at any time. No shares were repurchased during the second quarter of 2025. As of July 5, 2025, $41.2 million of shares had been repurchased under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the second quarter of fiscal year 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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
10.1+

Offer Letter, dated July 2, 2025, by and between Angela Jaskolski and EWC Corporate, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July, 16 2025).

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

European Wax Center, Inc.

Date: August 13, 2025	By:	/s/ CHRISTOPHER MORRIS
Christopher Morris
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ THOMAS KIM
Thomas Kim
Chief Financial Officer
(Principal Financial Officer)