Form 10-Q
period 2025-10-04
European Wax Center, Inc.
filed 2025-11-12
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2025

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

As of November 7, 2025, the registrant had 43,692,903 and 10,667,418 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	October 4, 2025	January 4, 2025
ASSETS
Current assets:
Cash and cash equivalents	$73,600	$49,725
Restricted cash	6,424	6,469
Accounts receivable, net	7,089	7,283
Inventory, net	15,622	19,070
Prepaid expenses and other current assets	5,762	5,292
Total current assets	108,497	87,839
Property and equipment, net	9,774	2,313
Operating lease right-of-use assets	3,663	3,313
Intangible assets, net	417,659	432,160
Goodwill	39,112	39,112
Deferred income taxes	140,376	140,315
Other non-current assets	1,616	2,015
Total assets	$720,697	$707,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,607	$17,354
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	2,908	9,353
Deferred revenue, current portion	3,818	4,149
Operating lease liabilities, current portion	1,218	1,255
Total current liabilities	29,551	36,111
Long-term debt, net	374,412	373,246
Tax receivable agreement liability, net of current portion	201,476	194,917
Deferred revenue, net of current portion	5,009	5,836
Operating lease liabilities, net of current portion	2,555	2,318
Deferred tax liability	738	738
Other long-term liabilities	2,147	2,309
Total liabilities	615,888	615,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of October 4, 2025 and January 4, 2025, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 53,210,807 and 51,713,132 shares issued and 43,392,030 and 43,323,183 shares outstanding as of October 4, 2025 and January 4, 2025, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 10,668,291 and 12,005,172 shares issued and outstanding as of October 4, 2025 and January 4, 2025, respectively)	—	—
Treasury stock, at cost 9,818,777 and 8,389,949 shares of Class A common stock as of October 4, 2025 and January 4, 2025, respectively	(86,240)	(80,148)
Additional paid-in capital	255,496	244,611
Accumulated deficit	(91,147)	(100,416)
Total stockholders’ equity attributable to European Wax Center, Inc.	78,109	64,047
Noncontrolling interests	26,700	27,545
Total stockholders’ equity	104,809	91,592
Total liabilities and stockholders’ equity	$720,697	$707,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
REVENUE
Product sales	$30,606	$31,684	$89,992	$95,105
Royalty fees	13,195	13,413	39,901	40,314
Marketing fees	7,574	7,603	22,885	22,841
Other revenue	2,810	2,730	8,745	8,915
Total revenue	54,185	55,430	161,523	167,175
OPERATING EXPENSES
Cost of revenue	14,476	15,003	41,927	44,551
Selling, general and administrative	13,036	17,474	42,883	43,851
Advertising	7,610	8,409	23,015	28,673
Depreciation and amortization	5,041	5,073	15,025	15,246
Loss (gain) on disposal or impairment of assets	125	(2)	125	(83)
Total operating expenses	40,288	45,957	122,975	132,238
Income from operations	13,897	9,473	38,548	34,937
Interest expense, net	6,520	6,340	19,747	19,043
Other (income) expense	(12)	285	8	535
Income before income taxes	7,389	2,848	18,793	15,359
Income tax expense	2,022	818	5,463	3,751
NET INCOME	$5,367	$2,030	$13,330	$11,608
Less: net income attributable to noncontrolling interests	1,585	550	4,061	3,114
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$3,782	$1,480	$9,269	$8,494
Net income per share
Basic - Class A Common Stock	$0.09	$0.03	$0.22	$0.18
Diluted - Class A Common Stock	$0.09	$0.03	$0.22	$0.18
Weighted average shares outstanding
Basic - Class A Common Stock	43,375,077	46,388,266	43,340,151	47,706,516
Diluted - Class A Common Stock	43,498,314	46,400,419	43,453,284	47,750,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024
Cash flows from operating activities:
Net income	$13,330	$11,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,025	15,246
Amortization of deferred financing costs	4,425	4,171
Provision for inventory obsolescence	—	(25)
(Recovery) provision for bad debts	(29)	393
Deferred income taxes	5,094	3,568
Remeasurement of tax receivable agreement liability	8	535
Gain on sale of center	—	(81)
Loss on disposal or impairment of assets	125	3
Equity compensation	5,366	4,205
Changes in assets and liabilities:
Accounts receivable	222	1,702
Inventory, net	3,448	202
Prepaid expenses and other assets	351	2,426
Accounts payable and accrued liabilities	(1)	(1,642)
Deferred revenue	(1,158)	(1,683)
Other long-term liabilities	(998)	(678)
Net cash provided by operating activities	45,208	39,950
Cash flows from investing activities:
Purchases of property and equipment	(2,173)	(276)
Cash received for sale of center	—	135
Net cash used in investing activities	(2,173)	(141)
Cash flows from financing activities:
Principal payments on long-term debt	(3,000)	(3,000)
Distributions to EWC Ventures LLC members	(3,391)	(3,584)
Repurchase of Class A common stock	(6,092)	(30,147)
Taxes on vested restricted stock units paid by withholding shares	(168)	(549)
Dividend equivalents to holders of EWC Ventures units	(10)	(757)
Payments pursuant to tax receivable agreement	(6,544)	(6,496)
Net cash used in financing activities	(19,205)	(44,533)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,830	(4,724)
Cash, cash equivalents and restricted cash, beginning of period	56,194	59,228
Cash, cash equivalents and restricted cash, end of period	$80,024	$54,504
Supplemental cash flow information:
Cash paid for interest	$16,275	$16,443
Cash paid for income taxes	$460	$498
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$144	$30
Property purchases included in additional paid-in capital	$5,667	$—
Right-of-use assets obtained in exchange for operating lease obligations	$1,199	$592

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 4, 2025	43,323,183	$—	12,005,172	$—	$244,611	$(100,416)	$(80,148)	$27,545	$91,592
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	139,626	—	(139,626)	—	—	—	—	—	—
Vesting of restricted stock units	114,024	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(30,434)	—	—	—	(159)	—	—	—	(159)
Equity compensation	—	—	—	—	6,532	—	—	—	6,532
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,228)	(1,228)
Repurchase of Class A common stock	(240,573)	—	—	—	—	—	(1,064)	—	(1,064)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	269	—	—	—	269
Allocation of equity to noncontrolling interests	—	—	—	—	(907)	—	—	907	—
Net income	—	—	—	—	—	1,735	—	835	2,570
Balance at April 5, 2025	43,305,826	$—	11,865,546	$—	$250,346	$(98,681)	$(81,212)	$28,059	$98,512
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	5,000	—	(5,000)	—	—	—	—	—	—
Vesting of restricted stock units	50,574	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(681)	—	—	—	(2)	—	—	—	(2)
Equity compensation	—	—	—	—	3,233	—	—	—	3,233
Repurchase of Class A common stock	—	—	—	—	—	—	(383)	—	(383)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,015)	(1,015)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	124	—	—	—	124
Allocation of equity to noncontrolling interests	—	—	—	—	(656)	—	—	656	—
Net income	—	—	—	—	—	3,752	—	1,641	5,393
Balance at July 5, 2025	43,360,719	$—	11,860,546	$—	$253,045	$(94,929)	$(81,595)	$29,341	$105,862
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	1,192,255	—	(1,192,255)	—	—	—	—	—	—
Vesting of restricted stock units	28,871	—	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,269	—	—	—	1,269
Repurchase of Class A common stock	(1,188,255)	—	—	—	—	—	(4,645)	—	(4,645)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,148)	(1,148)
Shares withheld for taxes on vested restricted stock units	(1,560)	—	—	—	(8)	—	—	—	(8)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(1,888)	—	—	—	(1,888)
Allocation of equity to noncontrolling interests	—	—	—	—	3,078	—	—	(3,078)	—
Net income	—	—	—	—	—	3,782	—	1,585	5,367
Balance at October 4, 2025	43,392,030	$—	10,668,291	$—	$255,496	$(91,147)	$(86,240)	$26,700	$104,809

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 6, 2024	48,476,981	$—	12,278,876	$—	$232,902	$(110,878)	$(40,000)	$32,979	$115,003
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	56,232	—	(56,232)	—	—	—	—	—	—
Vesting of restricted stock units	99,023	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(24,724)	—	—	—	(319)	—	—	—	(319)
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—
Equity compensation	—	—	—	—	1,382	—	—	—	1,382
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,180)	(1,180)
Forfeiture of accrued dividend equivalents	—	—	—	—	—	—	—	10	10
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(112)	—	—	—	(112)
Allocation of equity to noncontrolling interests	—	—	—	—	21	—	—	(21)	—
Net income	—	—	—	—	—	2,765	—	889	3,654
Balance at April 6, 2024	48,607,512	$—	12,219,589	$—	$233,874	$(108,113)	$(40,000)	$32,677	$118,438
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	4,744	—	(4,744)	—	—	—	—	—	—
Vesting of restricted stock units	25,355	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(6,521)	—	—	—	(74)	—	—	—	(74)
Equity compensation	—	—	—	—	1,941	—	—	—	1,941
Repurchase of Class A Common Stock	(919,551)	—	—	—	—	—	(10,001)	—	(10,001)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,335)	(1,335)
Tax receivable liability and deferred taxes arising from share exchange	—	—	—	—	381	—	—	—	381
Allocation of equity to noncontrolling interests	—	—	—	—	1,149	—	—	(1,149)	—
Net income	—	—	—	—	—	4,249	—	1,675	5,924
Balance at July 6, 2024	47,711,539	$—	12,214,845	$—	$237,271	$(103,864)	$(50,001)	$31,868	$115,274
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	22,654	—	(22,654)	—	—	—	—	—	—
Vesting of restricted stock units	90,023	—	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	882	—	—	—	882
Repurchase of Class A Common Stock	(3,057,070)	—	—	—	—	—	(20,146)	—	(20,146)
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,069)	(1,069)
Shares withheld for taxes on vested restricted stock units	(19,749)	—	—	—	(156)	—	—	—	(156)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	1,085	—	—	—	1,085
Allocation of equity to noncontrolling interests	—	—	—	—	2,533	—	—	(2,533)	—
Net income	—	—	—	—	—	1,480	—	550	2,030
Balance at October 5, 2024	44,747,397	$—	12,192,191	$—	$241,615	$(102,384)	$(70,147)	$28,816	$97,900

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended October 4, 2025 and October 5, 2024 both consisted of 13 weeks.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software by eliminating the traditional “development stages” framework. This update adopts a new, principles-based approach where costs are capitalized once management commits to funding and it is probable the software will be completed and used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within that annual period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	October 4, 2025	January 4, 2025
Prepaid inventory	$464	$494
Prepaid insurance	1,697	1,139
Prepaid technology	1,595	1,908
Prepaid advertising	965	878
Prepaid commissions	305	345
Prepaid other & other current assets	736	528
Total	$5,762	$5,292

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	October 4, 2025	January 4, 2025
Accounts payable	$4,751	$5,615
Accrued inventory	1,379	2,248
Accrued compensation	4,410	4,630
Accrued taxes and penalties	984	1,013
Accrued technology and subscription fees	121	139
Accrued interest	1,147	1,156
Accrued professional fees	603	632
Accrued advertising	3,065	1,212
Accrued dividend equivalents	—	10
Other accrued liabilities	1,147	699
Total accounts payable and accrued liabilities	$17,607	$17,354

5. Long-term debt

Long-term debt consists of the following:

	October 4, 2025	January 4, 2025
Class A-2 Notes	$387,000	$390,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	383,000	386,000
Less: unamortized debt discount and deferred financing costs	(8,588)	(12,754)
Total long-term debt, net	$374,412	$373,246

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (“Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn as of October 4, 2025.

Fair Value

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $25,345 as of October 4, 2025 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes had an approximate fair value of $382,666 as of October 4, 2025 which was estimated using Level 2 inputs, obtained from an independent source, and based on quoted prices for recent trades of our Class A-2 Notes.

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

Restricted Stock Units

During the 13 and 39 weeks ended October 4, 2025, we granted 22,530 and 1,907,151 restricted stock units (“RSUs”), respectively, to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). In addition, during the 13 and 39 weeks ended October 4, 2025, we granted 220,000 and 664,000 RSUs, respectively, to certain employees under the 2025 Inducement Plan. During the 13 and 39 weeks ended October 5, 2024, we granted 92,904 and 491,571 RSUs, respectively, to certain employees and directors under the 2021 Incentive Plan. The RSUs granted generally vest on the anniversaries of the date of grant over a period of two to four years, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 and 39 weeks ended October 4, 2025 were $4.67 and $4.91, respectively. The weighted average grant date fair values of the RSUs granted during the 13 and 39 weeks ended October 5, 2024 were $5.57 and $12.73 respectively. The weighted average grant date fair values of the RSUs granted were equal to the closing price of the underlying Class A common stock on the grant dates.

Class A Common Stock Options

During the 39 weeks ended October 4, 2025, we granted 1,767,187 options to certain employees under the 2021 Incentive Plan. There were no options granted under the 2021 Incentive Plan during the 13 weeks ended October 4, 2025. In addition, during the 13 and 39 weeks ended October 4, 2025, we granted 815,000 and 2,450,000 options, respectively, to certain employees under the 2025 Inducement Plan. The weighted average exercise prices of options granted during the 13 and 39 weeks ended October 4, 2025 were $8.03 and $8.05 per share, respectively. During the 13 and 39 weeks ended October 5, 2024, we granted 1,000,000 and 1,326,326 options, respectively, to certain employees under the 2021 Incentive Plan. The weighted average exercise prices of options granted during the 13 and 39 weeks ended October 5, 2024 were $9.53 and $11.49 per share, respectively. The options granted have a ten-year contractual term and will cliff vest on either the third or fourth anniversary of the grant date, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the options were $2.72 and $3.08 for the 13 and 39 weeks ended October 4, 2025, respectively, and $2.68 and $4.06 for the 13 and 39 weeks ended October 5, 2024, respectively. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. As these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a trinomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the options granted during the 13 and 39 weeks ended October 4, 2025 and October 5, 2024:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	63.0%	60.0%	67.0%	59.0%
Risk-free rate	4.0%	3.8%	4.2%	3.9%
Suboptimal exercise factor	2.5x	2.5x	2.5x	2.5x

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

7. Commitments and contingencies

Litigation

On July 1, 2025, a class-action lawsuit captioned Sydney Dunn v. European Wax Center, Inc. was filed in the United States District Court for the Northern District of California against the Company by a putative class representing users who booked a reservation on the Company’s website, asserting various privacy-related claims stemming from the Company’s purported use of digital tracking technologies on its website. While we anticipate a loss is probable in this matter, we also anticipate an insurance loss recovery is probable. Consequently, we have accrued an estimated loss and a corresponding insurance receivable, net of the policy’s deductible. Because the litigation is in its early stages, the actual loss could vary from our current estimate; however, we do not believe the loss would exceed our insurance policy’s $5,000 coverage limits. Accordingly, we do not expect the impact to our Condensed Consolidated Statement of Operations to exceed the policy’s $250 deductible, which we have recorded in Selling, general and administrative during the 13 weeks ended October 4, 2025.

In addition, the Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flows.

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 4, 2025	$9,985
Revenue recognized that was included in the contract liability at the beginning of the year	(2,637)
Increase, excluding amounts recognized as revenue during the period	1,479
Balance at October 4, 2025	$8,827

During the 13 and 39 weeks ended October 4, 2025, the Company recognized $771 and $2,637, respectively, in revenue that was included in the contract liability as of January 4, 2025. During the 13 and 39 weeks ended October 5, 2024, the Company recognized $888 and $3,932, respectively, in revenue that was included in the contract liability as of January 6, 2024.

The weighted average remaining amortization period for deferred revenue is 3.4 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of October 4, 2025. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2025 (from October 5, 2025)	$2,959
2026	1,136
2027	1,089
2028	1,049
2029	859
Thereafter	1,735
Total	$8,827

The summary set forth below represents the balances in deferred revenue as of October 4, 2025 and January 4, 2025:

	October 4, 2025	January 4, 2025
Franchise fees	$6,165	$7,053
Service revenue	2,662	2,932
Total deferred revenue	8,827	9,985
Long-term portion of deferred revenue	5,009	5,836
Current portion of deferred revenue	$3,818	$4,149

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

We recorded $2,022 and $5,463 in income tax expense for the 13 and 39 weeks ended October 4, 2025, respectively, and $818 and $3,751 in income tax expense for the 13 and 39 weeks ended October 5, 2024, respectively. The effective tax rate was 27.4% and 29.1% for the 13 and 39 weeks ended October 4, 2025, respectively, and 28.7% and 24.4% for the 13 and 39 weeks ended October 5, 2024, respectively. The effective tax rate for the 13 and 39 weeks ended October 4, 2025 differs from the U.S. federal statutory rate primarily due to nondeductible officer compensation, non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 and 39 weeks ended October 5, 2024 differs from the U.S. federal statutory rate primarily due to non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

The One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States which permanently extends select expiring provisions of the Tax Cuts and Jobs Act. The OBBBA includes provisions related to accelerated fixed asset depreciation under section 168(k), changes to interest expense limitations under 163(j) and changes to deductibility of compensation under section 162(m). We’ve considered the impact of the OBBBA on the Company’s annual effective tax rate. The changes did not have a significant impact to the annual effective tax rate, and we will continue to evaluate.

Tax Receivable Agreement

As of October 4, 2025, future payments under the TRA are expected to be $204,384. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

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

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. As of October 4, 2025, all EWC Ventures Units have vested.

The following table summarizes the ownership of EWC Ventures as of October 4, 2025:

	October 4, 2025
	Units Owned	Ownership Percentage
European Wax Center, Inc.	43,392,030	80.3%
Noncontrolling interests	10,668,291	19.7%
Total	54,060,321	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 and 39 weeks ended October 4, 2025 and October 5, 2024:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net income attributable to European Wax Center, Inc.	$3,782	$1,480	$9,269	$8,494
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	3,078	2,533	1,515	3,703
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$6,860	$4,013	$10,784	$12,197

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 and 39 weeks ended October 4, 2025 and October 5, 2024:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
(in thousands, except for share and per share amounts)
Net income	$5,367	$2,030	$13,330	$11,608
Less: net income attributable to noncontrolling interests	1,512	634	3,897	3,156
Net income applicable to Class A common shareholders	$3,855	$1,396	$9,433	$8,452
Basic weighted average outstanding shares
Class A Common Stock	43,375,077	46,388,266	43,340,151	47,706,516
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.09	$0.03	$0.22	$0.18

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 and 39 weeks ended October 4, 2025 and October 5, 2024:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
(in thousands, except for share and per share amounts)
Net income	$5,367	$2,030	$13,330	$11,608
Less: net income attributable to noncontrolling interests	1,509	634	3,889	3,154
Net income applicable to Class A common shareholders	$3,858	$1,396	$9,441	$8,454
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	43,375,077	46,388,266	43,340,151	47,706,516
Effect of dilutive securities:
RSUs and Restricted Shares	123,237	10,139	113,063	42,970
Options	—	2,014	70	671
Diluted weighted average outstanding shares - Class A Common Stock	43,498,314	46,400,419	43,453,284	47,750,157
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.09	$0.03	$0.22	$0.18

For the 13 and 39 weeks ended October 4, 2025, diluted net income per share of Class A common stock was calculated using the treasury stock method. For the 13 and 39 weeks ended October 5, 2024, diluted net income per share of Class A common stock was calculated using the treasury stock method.

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

The following table sets forth the securities which were excluded from the computation of diluted net income per share of Class A common stock for the 13 and 39 weeks ended October 4, 2025 and October 5, 2024 as they were determined to be antidilutive:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Antidilutive securities excluded from the computation of diluted net income per share:
Class B Common Stock	10,668,291	12,192,191	10,668,291	12,192,191
Options	4,783,530	1,047,767	4,473,530	1,047,767
RSUs and Restricted Shares	208,016	532,560	208,016	384,360
Warrants	2,730,000	—	2,730,000	—

12. Stockholders’ equity

Share Exchange Transactions

During the 13 and 39 weeks ended October 4, 2025 certain members of EWC Ventures exercised their exchange rights and exchanged 1,192,255 and 1,336,881 EWC Ventures Units and the corresponding shares of Class B common stock, respectively, for 1,192,255 and 1,336,881 newly issued shares of Class A common stock, respectively. During the 13 and 39 weeks ended October 5, 2024 certain members of EWC Ventures exercised their exchange rights and exchanged 22,654 and 83,630 EWC Ventures Units and the corresponding shares of Class B common stock, respectively, for 22,654 and 83,630 newly issued shares of Class A common stock, respectively. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 13 weeks ended October 4, 2025, the Company repurchased 1,188,255 shares of Class A common stock at an average price of $3.91 per share for $4,645 pursuant to the stock repurchase program authorized by the Board in May 2024. During the 39 weeks ended October 4, 2025, the Company repurchased 1,428,828 shares of Class A common stock at an average price of $4.00 per share for $5,709, including broker commission. Additionally, the Company paid $383 in excise tax pursuant to the Inflation Reduction Act of 2022 for the net shares repurchased during fiscal 2024.

During the 13 weeks ended October 5, 2024, the Company repurchased 3,057,070 shares of Class A common stock at an average price of $6.59 per share for $20,146, including broker commissions, pursuant to the stock repurchase program authorized by the Board in May 2024. During the 39 weeks ended October 5, 2024, the Company repurchased 3,976,621 shares of Class A common stock at an average price of $7.58 per share for $30,147.

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

Overview

We are the leading franchisor and operator of out-of-home (“OOH”) waxing services in the United States. We delivered over 23 million waxing services in both 2024 and 2023. Throughout our highly franchised network, we generated system-wide sales of $951 million in fiscal 2024, which consisted of only 52 weeks. We generated system-wide sales of $955 million in fiscal 2023, which had 53 weeks. Our portfolio of centers operate in 1,053 locations across 44 states as of October 4, 2025. Of these locations, 1,048 are franchised centers operated by franchisees and five are corporate-owned centers.

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

Under the stewardship of our CEO and the other management team members, we have prioritized building a culture of performance, success and inclusivity. Additionally, we have intensified our focus on enhancing the guest experience and have invested significantly in our corporate infrastructure and marketing capabilities.

Growth Strategy and Outlook

We plan to grow our business over the long-term primarily by opening new franchised centers as well as increasing our system-wide sales in existing centers. We believe that we have a meaningful whitespace opportunity to support our long-term growth plan for our center format across the United States.

However, the outlook on the consumer environment remains uncertain, and many of our centers across the network have been experiencing declining transactions and profitability. In the near-term, many franchisees have paused their new center growth plans as we work to stabilize and realign the business to increase transactions and profitability at existing locations. There will be more center closures in 2025 than new center openings.

We are in the early stages of our transformation to further strengthen the foundation of the business and position the Company for sustainable growth. During this transitional year, we are implementing new tools, investing in our capabilities and refining our strategic approach to the market. We recently rounded out our management team by hiring a Chief Operating Officer and a Chief Development

Officer. With this expanded leadership team in place, we believe we are better positioned to advance our strategic objectives including (1) driving traffic and sales growth; (2) improving four-wall profitability for our franchisees; and (3) pursuing thoughtful, profitable expansion. We believe we are on track to return to positive net center growth by the end of 2026.

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

System-Wide Sales. System-wide sales represent sales from same day services, retail sales and cash collected from wax passes for all centers in our network, including both franchisee-owned and corporate-owned centers. While we do not record franchised center sales as revenue, our royalty revenue is calculated based on a percentage of franchised center sales, which are 6.0% of sales, net of retail product sales, as defined in the franchise agreement. This measure allows us to better assess changes in our royalty revenue, our overall center performance, the health of our brand and the strength of our market position relative to competitors. System-wide sales growth is typically driven by net new center openings as well as increases in same-store sales, whereas system-wide sales decline is typically driven by net center closures as well as decreases in same-store sales. System-wide sales of $238.2 million in the 13 weeks ended October 4, 2025 decreased 0.8% from $240.2 million in the 13 weeks ended October 5, 2024, primarily driven by a decrease in same day services and retail sales, partially offset by an increase in cash collected from wax pass sales. System-wide sales of $721.7 million in the 39 weeks ended October 4, 2025 was flat compared to the 39 weeks ended October 5, 2024, primarily driven by a decrease in same day services and retail sales that was fully offset by an increase in cash collected from wax pass sales.

Same-Store Sales. Same-store sales reflect the change in year-over-year sales from services performed and retail sales for the same-store base. We define the same-store base to include those centers open for at least 52 full weeks. If a center is closed for greater than six consecutive days, the center is deemed a closed center and is excluded from the calculation of same-store sales until it has been reopened for a continuous 52 full weeks. This measure highlights the performance of existing centers, while excluding the impact of net new center (closures) openings. We review same-store sales for corporate-owned centers as well as franchisee-owned centers. Same-store sales growth is typically driven by increases in the number of transactions and average transaction size, whereas same-store sales decline is typically driven by decreases in the number of transactions and average transaction size. Same-store sales of 0.2% for the 13 weeks ended October 4, 2025 was primarily due to an increase in the average transaction size, and was partially offset by a decrease in the number of transactions. Same-store sales of 0.4% for the 39 weeks ended October 4, 2025 was primarily due to an increase in the average transaction size and was partially offset by a decrease in the number of transactions.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
(in thousands, except operating data and percentages)	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Number of system-wide centers (at period end)	1,053	1,064	1,053	1,064
System-wide sales	$238,214	$240,154	$721,712	$721,686
Same-store sales	0.2%	(0.5)%	0.4%	0.0%
Net new center (closures) openings	(6)	5	(14)	20

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
System-wide Centers
Beginning of Period	1,059	1,059	1,067	1,044
Openings	3	12	10	33
Closures	(9)	(7)	(24)	(13)
End of Period	1,053	1,064	1,053	1,064

Significant Factors Impacting Our Financial Results

We believe there are several important factors that have impacted, and that we expect will continue to impact, our business and results of operations. These factors include:

Net New Center (Closures) Openings. We expect that new centers will be a key driver of growth in our future revenue and operating profit results. Opening new centers is an important part of our growth strategy, and we expect the majority of our future new centers will be franchisee-owned. Our results of operations have been and will continue to be materially affected by the timing and number of new center openings and closures each period. As centers mature, center revenue and profitability typically increase significantly. The performance of new centers may vary depending on various factors such as the effective management and cooperation of our franchisee partners, whether the franchise is part of a multi-unit development agreement, the center opening date, the time of year of a particular opening, the number of licensed wax specialists recruited, and the location of the new center, including whether it is located in a new or existing market. Our planned long-term center expansion will place increased demands on our operational, managerial, administrative, financial, and other resources. While we have opened new centers in 2025, closures will more than offset center growth on a net basis in 2025. Given the current macroeconomic environment, our short-term strategy involves a focus on realigning the business to improve existing centers' productivity and unit economics, which we believe will allow us to continue thoughtful center growth in the future.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 56.5% and 57.2% of our total revenue for the 13 weeks ended October 4, 2025 and October 5, 2024, respectively, and 55.7% and 56.9% of our total revenue for the 39 weeks ended October 4, 2025 and October 5, 2024, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.3% and 24.2% of our total revenue for the 13 weeks ended October 4, 2025 and October 5, 2024, respectively, and 24.7% and 24.1% of our total revenue for the 39 weeks ended October 4, 2025 and October 5, 2024, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 14.0% and 13.7% of our total revenue for the 13 weeks ended October 4, 2025 and October 5, 2024, respectively, and 14.2% and 13.7% of our total revenue for the 39 weeks ended October 4, 2025 and October 5, 2024, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees and training, which together represent 5.2% and 4.9% of our total revenue for the 13 weeks ended October 4, 2025 and October 5, 2024, respectively, and 5.4% and 5.3% of our total revenue for the 39 weeks ended October 4, 2025 and October 5, 2024, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

Costs and Expenses

Cost of Revenue: Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold, including distribution and outbound freight costs and provision for inventory obsolescence, as well as the cost of materials and labor for services rendered in our corporate-owned centers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses primarily consist of wages, benefits and other compensation-related costs, third-party warehousing costs, corporate marketing costs, rent, software, and other administrative expenses incurred to support our existing franchise and corporate-owned centers, as well as expenses attributable to growth and development activities. Also included in selling, general and administrative expenses are accounting, legal, marketing, operations, and other professional fees. Third-party warehousing costs recorded as a component of selling, general and administrative expenses, which consists primarily of logistics services in the form of warehouse inventory storage management and fulfillment costs, were $0.6 million and $0.6 million for the 13 weeks ended October 4, 2025 and October 5, 2024, respectively, and $1.9 million and $1.9 million for the 39 weeks ended October 4, 2025 and October 5, 2024, respectively. Corporate marketing costs recorded as a component of selling, general and administrative expenses, which consists primarily of local and corporate marketing initiatives, sponsorships and influencers, were $0.4 million and $0.9 million for the 13 weeks ended October 4, 2025 and October 5, 2024, respectively, and $1.2 million and $1.7 million for the 39 weeks ended October 4, 2025 and October 5, 2024, respectively.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	October 4, 2025	October 5, 2024	$ Change	% Change
Revenue:
Product sales	$30,606	$31,684	$(1,078)	(3.4)%
Royalty fees	13,195	13,413	(218)	(1.6)%
Marketing fees	7,574	7,603	(29)	(0.4)%
Other revenue	2,810	2,730	80	2.9%
Total revenue	54,185	55,430	(1,245)	(2.2)%
Operating expenses:
Cost of revenue	14,476	15,003	(527)	(3.5)%
Selling, general and administrative	13,036	17,474	(4,438)	(25.4)%
Advertising	7,610	8,409	(799)	(9.5)%
Depreciation and amortization	5,041	5,073	(32)	(0.6)%
Loss (gain) on disposal or impairment of assets	125	(2)	127	(6350.0)%
Total operating expenses	40,288	45,957	(5,669)	(12.3)%
Income from operations	13,897	9,473	4,424	46.7%
Interest expense, net	6,520	6,340	180	2.8%
Other (income) expense	(12)	285	(297)	104.2%
Income before income taxes	7,389	2,848	4,541	159.4%
Income tax expense	2,022	818	1,204	147.2%
Net income	$5,367	$2,030	$3,337	164.4%
Less: net income attributable to noncontrolling interests	1,585	550	1,035	188.2%
Net income attributable to European Wax Center, Inc.	$3,782	$1,480	$2,302	155.5%

	For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	$ Change	% Change
Revenue:
Product sales	$89,992	$95,105	$(5,113)	(5.4)%
Royalty fees	39,901	40,314	(413)	(1.0)%
Marketing fees	22,885	22,841	44	0.2%
Other revenue	8,745	8,915	(170)	(1.9)%
Total revenue	161,523	167,175	(5,652)	(3.4)%
Operating expenses:
Cost of revenue	41,927	44,551	(2,624)	(5.9)%
Selling, general and administrative	42,883	43,851	(968)	(2.2)%
Advertising	23,015	28,673	(5,658)	(19.7)%
Depreciation and amortization	15,025	15,246	(221)	(1.4)%
Loss (gain) on disposal or impairment of assets	125	(83)	208	(250.6)%
Total operating expenses	122,975	132,238	(9,263)	(7.0)%
Income from operations	38,548	34,937	3,611	10.3%
Interest expense, net	19,747	19,043	704	3.7%
Other expense	8	535	(527)	98.5%
Income before income taxes	18,793	15,359	3,434	22.4%
Income tax expense	5,463	3,751	1,712	45.6%
Net income	$13,330	$11,608	$1,722	14.8%
Less: net income attributable to noncontrolling interests	4,061	3,114	947	30.4%
Net income attributable to European Wax Center, Inc.	$9,269	$8,494	$775	9.1%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Revenue:
Product sales	56.5%	57.2%	55.7%	56.9%
Royalty fees	24.3%	24.2%	24.7%	24.1%
Marketing fees	14.0%	13.7%	14.2%	13.7%
Other revenue	5.2%	4.9%	5.4%	5.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.7%	27.1%	26.0%	26.6%
Selling, general and administrative	24.1%	31.5%	26.5%	26.2%
Advertising	14.0%	15.1%	14.2%	17.2%
Depreciation and amortization	9.3%	9.2%	9.3%	9.1%
Loss (gain) on disposal or impairment of assets	0.3%	(0.0)%	0.1%	(0.0)%
Total operating expenses	74.4%	82.9%	76.1%	79.1%
Income from operations	25.6%	17.1%	23.9%	20.9%
Interest expense, net	12.0%	11.4%	12.2%	11.4%
Other (income) expense	(0.0)%	0.5%	0.0%	0.3%
Income before income taxes	13.6%	5.2%	11.7%	9.2%
Income tax expense	3.7%	1.5%	3.4%	2.2%
Net income	9.9%	3.7%	8.3%	7.0%
Less: net income attributable to noncontrolling interests	2.9%	1.0%	2.6%	1.9%
Net income attributable to European Wax Center, Inc.	7.0%	2.7%	5.7%	5.1%

Comparison of the Thirteen Weeks Ended October 4, 2025 and October 5, 2024

Total Revenue

Total revenue decreased $1.2 million, or 2.2%, to $54.2 million during the 13 weeks ended October 4, 2025, compared to $55.4 million for the 13 weeks ended October 5, 2024. The decrease in total revenue was primarily due to a decrease in transactions at existing centers that resulted in decreases in product sales and royalty fees. This decrease in total revenue was partially offset by new center openings that became operational during the period from October 6, 2024 to October 4, 2025.

Product Sales

Product sales decreased $1.1 million, or 3.4%, to $30.6 million during the 13 weeks ended October 4, 2025, compared to $31.7 million for the 13 weeks ended October 5, 2024. The decrease in product sales was primarily due to a decrease in transactions at existing centers, which resulted in less sales of wax supplies and Comfort Wax to our franchisees. This decrease in product sales was partially offset by new center openings that became operational during the period from October 6, 2024 to October 4, 2025.

Royalty Fees

Royalty fees decreased $0.2 million, or 1.6%, to $13.2 million during the 13 weeks ended October 4, 2025, compared to $13.4 million for the 13 weeks ended October 5, 2024. The decrease in royalty fees during the 13 weeks ended October 4, 2025 was primarily the result of 31 centers that closed during the period from October 6, 2024 to October 4, 2025 and lower royalty fees received from existing centers and was partially offset by 20 new center openings during the same period that contributed less royalty fees than the closed centers did in the comparative period due to the timing of the new center openings and closures.

Marketing Fees

Marketing fees of $7.6 million during the 13 weeks ended October 4, 2025 was generally consistent compared to the 13 weeks ended October 5, 2024. Marketing fees increased as a result of new center openings that became operational during the period from October 6, 2024 to October 4, 2025 and was offset by centers that closed during the same period.

Other Revenue

Other revenue increased $0.1 million or 2.9% for the 13 weeks ended October 4, 2025 to $2.8 million compared to $2.7 million for 13 weeks ended October 5, 2024, primarily due to an increase in franchise fees that resulted from increased franchised center transfers in the current period.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $0.5 million, or 3.5%, to $14.5 million during the 13 weeks ended October 4, 2025, compared to $15.0 million for the 13 weeks ended October 5, 2024. The decrease in cost of revenue was primarily due to the decrease in product sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased $4.4 million, or 25.4%, to $13.0 million during the 13 weeks ended October 4, 2025, compared to $17.5 million for the 13 weeks ended October 5, 2024. The decrease in selling, general and administrative expenses was primarily due to a $1.6 million decrease in payroll and benefits expense, a $0.8 million decrease in professional fees, a $0.5 million decrease in corporate marketing, a $0.4 million decrease in provision for bad debts, a $0.3 million decrease in recruiting costs and other miscellaneous decreases.

The decrease in payroll and benefits expense was primarily due to $1.5 million in executive severance during the 13 weeks ended October 5, 2024 that did not recur during the 13 weeks ended October 4, 2025, as well as a $0.5 million decrease in equity compensation, resulting primarily from forfeitures. These decreases in payroll and benefits expense were partially offset by increased headcount in our corporate office, which resulted in higher cash compensation, bonus accruals and equity compensation. The decrease in professional fees was primarily related to $0.9 million in terminated debt offering costs during the 13 weeks ended October 5, 2024 that did not recur during the 13 weeks ended October 4, 2025, which was offset by a $0.3 million litigation accrual.

Advertising

Advertising expenses decreased $0.8 million, or 9.5%, to $7.6 million during the 13 weeks ended October 4, 2025, compared to $8.4 million for the 13 weeks ended October 5, 2024, primarily due to timing of various advertising initiatives. Looking forward, we continue to invest in flexible, high-performing advertising channels and optimize our advertising spending to drive revenue growth and guest engagement.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended October 4, 2025 was flat at $5.0 million compared to the 13 weeks ended October 5, 2024.

Interest Expense, net

Interest expense, net increased $0.2 million, or 2.8%, to $6.5 million during the 13 weeks ended October 4, 2025, compared to $6.3 million for the 13 weeks ended October 5, 2024. The increase was primarily due to a decrease in interest income from the Company’s short-term investments during the 13 weeks ended October 4, 2025.

Income Tax Expense

We recorded $2.0 million and $0.8 million of income tax expense for the 13 weeks ended October 4, 2025 and October 5, 2024, respectively. Income tax expense recognized in the 13 weeks ended October 4, 2025 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to nondeductible officer compensation, noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 13 weeks ended October 5, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

Comparison of the Thirty-Nine Weeks Ended October 4, 2025 and October 5, 2024

Total Revenue

Total revenue decreased $5.7 million, or 3.4%, to $161.5 million during the 39 weeks ended October 4, 2025, compared to $167.2 million for the 39 weeks ended October 5, 2024. The decrease in total revenue was primarily due to a decrease in product sales, royalty fees and other revenue and was partially offset by an increase in marketing fees.

Product Sales

Product sales decreased $5.1 million, or 5.4% to $90.0 million during the 39 weeks ended October 4, 2025, compared to $95.1 million for the 39 weeks ended October 5, 2024. The decrease in product sales was primarily due to a decrease in transactions at existing centers, which resulted in less sales of Comfort Wax, retail products and other wax supplies to our franchisees, as well as the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs.

Royalty Fees

Royalty fees decreased $0.4 million, or 1.0%, to $39.9 million during the 39 weeks ended October 4, 2025, compared to $40.3 million for the 39 weeks ended October 5, 2024. The decrease in royalty fees during the 39 weeks ended October 4, 2025 was primarily the result of 31 centers that closed during the period from October 6, 2024 to October 4, 2025 and lower royalty fees received from existing centers and was partially offset by 20 new center openings during the same period that contributed less royalty fees than the closed centers did in the comparative period due to the timing of the new center openings and closures.

Marketing Fees

Marketing fees of $22.9 million during the 39 weeks ended October 4, 2025 was generally consistent compared to the 39 weeks ended October 5, 2024. Marketing fees increased as a result of new center openings that became operational during the period from October 6, 2024 to October 4, 2025 and was offset by centers that closed during the same period.

Other Revenue

Other revenue decreased $0.2 million or 1.9% to $8.7 million for the 39 weeks ended October 4, 2025, compared to $8.9 million for the 39 weeks ended October 5, 2024, primarily due to the sale of a corporate-owned center in the comparative period and a decrease in franchise fees that resulted from fewer franchised center transfers in the current period.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $2.6 million, or 5.9%, to $41.9 million during the 39 weeks ended October 4, 2025, compared to $44.6 million for the 39 weeks ended October 5, 2024. The decrease in cost of revenue was primarily due to the decrease in product sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1.0 million, or 2.2%, to $42.9 million during the 39 weeks ended October 4, 2025, compared to $43.9 million for the 39 weeks ended October 5, 2024. The decrease in selling, general and administrative expenses was primarily due to a $0.8 million decrease in technology fees, a $0.7 million decrease in annual franchisee conference expenses, a $0.6 million decrease in corporate marketing and a $0.5 million decrease in provision for bad debts. These decreases were partially offset by a $2.3 million increase in payroll and benefits and a $0.3 million litigation accrual.

The increase in payroll and benefits expense was primarily due to increased headcount in our corporate office, which resulted in higher cash compensation, bonus accruals and equity compensation. The increase was also due to $0.7 million related to an equity award that was granted to a vendor in December 2024 that is being recognized over the service period and the increase was partially offset by a $1.1 million decrease in executive severance.

Advertising

Advertising expenses decreased $5.7 million, or 19.7%, to $23.0 million during the 39 weeks ended October 4, 2025, compared to $28.7 million for the 39 weeks ended October 5, 2024, which had increased by $4.1 million, or 17% from $24.6 million for the 39 weeks ended September 30, 2023. Advertising expenses for the 39 weeks ended October 5, 2024 were elevated due to investments we made in several new marketing initiatives, and these initiatives were not repeated during the 39 weeks ended October 4, 2025. Advertising also decreased during the 39 weeks ended October 4, 2025 due to the timing of various advertising initiatives. Looking forward, we continue to invest in flexible, high-performing advertising channels and optimize our advertising spending to drive revenue growth and guest engagement.

Depreciation and Amortization

Depreciation and amortization for the 39 weeks ended October 4, 2025 was generally consistent with the 39 weeks ended October 5, 2024, decreasing $0.2 million, or 1.4%, to $15.0 million for the 39 weeks ended October 4, 2025.

Interest Expense, net

Interest expense, net increased $0.7 million, or 3.7%, to $19.7 million during the 39 weeks ended October 4, 2025, compared to $19.0 million for the 39 weeks ended October 5, 2024. The increase was primarily due to a decrease in interest income from the Company’s short-term investments during the 39 weeks ended October 4, 2025.

Income Tax Expense

We recorded $5.5 million and $3.8 million in income tax expense for the 39 weeks ended October 4, 2025 and October 5, 2024, respectively. Income tax expense recognized in the 39 weeks ended October 4, 2025 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to nondeductible officer compensation, noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 39 weeks ended October 5, 2024 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include non-cash equity-based compensation expense, non-cash gains and losses on remeasurement of our tax receivable agreement liability, contractual cash interest on our tax receivable agreement liability, loss on disposal or impairment of assets, transaction costs, business transformation costs and other one-time expenses and/or gains. Business transformation costs primarily include expenses related to our business transformation and optimization efforts that do not qualify as capital expenditures under applicable accounting principles. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
(in thousands)
Net income	$5,367	$2,030	$13,330	$11,608
Interest expense, net	6,520	6,340	19,747	19,043
Income tax expense	2,022	818	5,463	3,751
Depreciation and amortization	5,041	5,073	15,025	15,246
EBITDA	$18,950	$14,261	$53,565	$49,648
Share-based compensation(1)	423	882	5,366	4,205
Remeasurement of tax receivable agreement liability(2)	(12)	285	8	535
Gain on sale of center(3)	—	—	—	(81)
Loss on disposal or impairment of assets(4)	125	—	125	—
Legal settlements(5)	261	—	261	(739)
Executive severance(6)	—	1,548	465	1,548
Reorganization costs(7)	26	490	240	490
Terminated debt offering costs(8)	—	944	—	944
Business transformations costs(9)	401	—	550	—
Adjusted EBITDA	$20,174	$18,410	$60,580	$56,550

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents gain on the sale of a corporate-owned center.
(4)
Represents the loss on disposal or impairment of assets.
(5)
In the current fiscal year, the amount represents the estimated exposure to the Company resulting from a lawsuit, and in the prior fiscal year, the amount represents the collection of cash proceeds from a legal judgment, both of which were not resulting from our core operations.
(6)
Represents cash severance paid or payable to former executives.
(7)
Represents costs associated to the Company's return-to-office mandate.
(8)
Represents costs related to a debt offering the Company evaluated and subsequently decided to terminate.
(9)
Represents costs related to our business transformation and optimization efforts that do not qualify as capital expenditures under applicable accounting principles.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $73.6 million as of October 4, 2025.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through October 4, 2025 are currently expected to be $204.4 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 39 weeks ended October 4, 2025 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended January 4, 2025.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn as of October 4, 2025. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirty-Nine Weeks Ended
	October 4, 2025	October 5, 2024
Net cash provided by (used in):
Operating activities	$45,208	$39,950
Investing activities	(2,173)	(141)
Financing activities	(19,205)	(44,533)
Net increase (decrease) in cash	$23,830	$(4,724)

Operating Activities

During the 39 weeks ended October 4, 2025, net cash provided by operating activities was $45.2 million and consisted of $13.3 million net income combined with $30.0 million of non-cash items, consisting primarily of depreciation and amortization, equity compensation and deferred income taxes as well as $1.9 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the 39 weeks ended October 4, 2025 reflected decreases in inventory, net, prepaid expenses and other assets, and accounts receivable of $3.4 million, $0.4 million and $0.2 million, respectively and was partially offset by decreases in deferred revenue and other long-term liabilities of $1.2 million and $1.0 million, respectively. The $5.3 million increase in cash provided by operating activities during the 39 weeks ended October 4, 2025 as compared to the 39 weeks ended October 5, 2024 was primarily the result of an increase in net income of $1.7 million, an increase in net cash provided by working capital and other activities of $1.5 million, and an increase in non-cash items of $2.0 million.

Investing Activities

In the 39 weeks ended October 4, 2025, we used $2.2 million of cash for purchases of property and equipment, compared to $0.3 million of cash purchases of property and equipment partially offset by $0.1 million proceeds from the sale of a corporate-owned center during the 39 weeks ended October 5, 2024.

Financing Activities

Cash used in financing activities was $19.2 million and $44.5 million during the 39 weeks ended October 4, 2025 and October 5, 2024, respectively. Financing activities during the 39 weeks ended October 4, 2025 consisted of the following payments:

•
$6.5 million in payments made pursuant to the TRA;
•
$3.4 million in tax distribution payments to EWC Ventures members;
•
$3.0 million repayment on the Class A-2 Notes;
•
$6.1 million used to repurchase 1,428,828 shares of Class A common stock and pay prior year excise tax; and
•
$0.2 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the 39 weeks ended October 5, 2024 consisted of the following payments:

•
$30.1 million used to repurchase 3,976,621 shares of Class A common stock;
•
$6.5 million in payments made pursuant to the TRA;
•
$3.6 million in tax distributions to EWC Ventures members;
•
$3.0 million repayment on the Class A-2 Notes;
•
$0.8 million in dividend equivalents paid to holders of EWC Ventures Units; and
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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of October 4, 2025 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 4, 2025. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended October 4, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2025, a class-action lawsuit captioned Sydney Dunn v. European Wax Center, Inc. was filed in the United States District Court for the Northern District of California against the Company by a putative class representing users who booked a reservation on the Company’s website, asserting various privacy-related claims stemming from the Company’s purported use of digital tracking technologies on its website. While we anticipate a loss is probable in this matter, we also anticipate an insurance loss recovery is probable. Consequently, we have accrued an estimated loss and a corresponding insurance receivable, net of the policy’s deductible. Because the litigation is in its early stages, the actual loss could vary from our current estimate; however, we do not believe the loss would exceed our insurance policy’s $5.0 million coverage limits. Accordingly, we do not expect the impact to our Condensed Consolidated Statement of Operations to exceed the policy’s $250,000 deductible.

In addition, the Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchases

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the third quarter of fiscal year 2025.

Period:	Total Number Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 6, 2025 - August 2, 2025	—	$—	—	$8,789,146
August 3, 2025 - August 30, 2025	—	$—	—	$8,789,146
August 31, 2025 - October 4, 2025	1,188,255	$3.91	1,188,255	$4,143,069
Total	1,188,255	$3.91	1,188,255

In the third quarter of fiscal year 2025, 1,188,255 shares of Class A common stock were repurchased pursuant to the $50.0 million share repurchase plan authorized by our board of directors in May 2024. Purchases may be effected through one or more open market transactions, privately negotiated transactions, transactions structured through investment banking institutions or a combination of the foregoing. The Company may terminate the program at any time. As of October 4, 2025, $45.9 million had been repurchased under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the third quarter of fiscal year 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

European Wax Center, Inc.

Date: November 12, 2025	By:	/s/ CHRISTOPHER MORRIS
Christopher Morris
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ THOMAS KIM
Thomas Kim
Chief Financial Officer
(Principal Financial Officer)