Form 10-K
period 2026-01-03
European Wax Center, Inc.
filed 2026-03-04
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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

The aggregate market value of the Registrant's Class A common stock held by non-affiliates, based on the closing price of the shares of Class A common stock as reported on The Nasdaq Stock Market LLC on the last business day of the registrant's most recently completed second fiscal quarter (July 5, 2025) was $173.9 million.

As of February 26, 2026, the registrant had 44,017,971 and 10,519,105 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K where indicated. The definitive proxy statement or an amendment to this Annual Report on Form 10-K will be filed no later than 120 days after the end of the registrant’s fiscal year ended January 3, 2026.

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

These forward-looking statements include, but are not limited to: statements regarding the Merger Agreement (as defined herein) and the transactions contemplated thereby, the operational and financial results of the Company’s franchisees; the ability of the Company’s franchisees to enter new markets, select appropriate sites for new centers or open new centers; the effectiveness of the Company’s marketing and advertising programs and the active participation of its franchisees in enhancing the value of its brand; the failure of its franchisees to participate in and comply with its agreements, business model and policies; the Company’s and its franchisees’ ability to attract and retain guests; the effect of social media on the Company’s reputation; the Company’s ability to compete with other industry participants and respond to market trends and changes in consumer preferences; the effect of the Company’s planned growth on its management, employees, information systems and internal controls; the Company’s ability to retain or effectively respond to a loss of key executives; recruitment efforts; a significant failure, interruptions or security breach of the Company’s computer systems or information technology; the Company and its franchisees’ ability to attract, train, and retain talented wax specialists and managers; changes in the availability or cost of labor; the Company’s ability to retain its franchisees and to maintain the quality of existing franchisees; failure of the Company’s franchisees to implement business development plans; the ability of the Company’s limited key suppliers, including international suppliers, and distribution centers to deliver their products; changes in supply costs and decreases in the Company’s product sourcing revenue; the Company’s ability to adequately protect its intellectual property; the Company’s substantial indebtedness; the impact of paying some of the Company’s pre-IPO owners for certain tax benefits the Company may claim; changes in general economic and business conditions; the Company’s and its franchisees’ ability to comply with existing and future health, employment and other governmental regulations; complaints or litigation that may adversely affect the Company’s business and reputation; the seasonality of the Company’s business resulting in fluctuations in its results of operations; the impact of global crises on the Company’s operations and financial performance; the impact of inflation and rising interest rates on the Company’s business; the Company’s access to sources of liquidity and capital to finance its continued operations and growth strategy and the other important factors discussed under the caption “Risk Factors” under Item 1A in this Form 10-K, as well as other information we file with the Securities and Exchange Commission (“SEC”).

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

ii

PART I

Item 1. Business.

Overview

We are the leading franchisor and operator of out-of-home ("OOH") waxing services in the United States. We delivered approximately 23 million waxing services in both 2025 and 2024. Throughout our highly franchised network, we generated system-wide sales of $947 million and $951 million in fiscal 2025 and 2024, respectively. Our portfolio of centers operate in 1,047 locations across 44 states as of January 3, 2026. Of these locations, 1,042 are franchised centers operated by franchisees and five are corporate-owned centers.

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

Merger Agreement with Principal Stockholder

On February 9, 2026, following the end of fiscal 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glow Midco, LLC, a Delaware limited liability company and an affiliate of General Atlantic, our largest stockholder (“Parent”), Glow Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub Inc.”), Glow Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub LLC,” and together with Parent and Merger Sub Inc., the “Buyer Parties”) and EWC Ventures, LLC, a Delaware limited liability company and subsidiary of the Company (“EWC Ventures”), providing for (i) the merger of Merger Sub Inc. with and into the Company, with the Company continuing as the surviving corporation, and (ii) the merger of Merger Sub LLC with and into EWC Ventures, with EWC Ventures continuing as the surviving limited liability company (collectively, the “Mergers”). A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Board”) unanimously adopted resolutions recommending that the Board approve the Merger Agreement and the transactions contemplated thereby and recommending that the Company’s stockholders unaffiliated with the Buyer Parties approve and adopt the Merger Agreement. Thereafter, the Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Merger Agreement states that each share of class A common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of class B common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80 (less the class B common stock consideration per share).

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for Parent or the Company to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 9, 2026. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $6.6 million or Parent to pay the Company a termination fee of $19 million, plus in either case enforcement costs not to exceed $2 million.

The consummation of the Mergers is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the stockholders unaffiliated with the Buyer Parties to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated.

Our Recent Financial Performance

Performance during Fiscal 2025 (52 weeks)

During fiscal year 2025, we remained focused on our action plans to drive new guests and transactions. Highlights from fiscal year 2025 include:

•
Center count decreased to 1,047 as of January 3, 2026, compared to 1,067 as of January 4, 2025;
•
System-wide sales of $947 million in fiscal year 2025, compared to $951 million in fiscal year 2024;
•
Total revenue of $207 million for fiscal year 2025, compared to $217 million for fiscal year 2024;
•
Consolidated net income of $12 million in fiscal year 2025, compared to $15 million in fiscal year 2024; and
•
Adjusted EBITDA of $73 million for fiscal year 2025, compared to $76 million for fiscal year 2024.

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

We believe that the total addressable domestic market for hair removal provides significant growth opportunities for us in the future. We believe the market specifically for OOH waxing is over $7 billion. We estimate we are approximately six times larger than our closest waxing-focused competitor within OOH waxing by center count and approximately 10 times larger by system-wide sales.

Our market remains highly fragmented, with more than 10,000 independent waxing-focused operators that lack scale and almost 100,000 beauty salons that only provide waxing as a small part of their broader service offerings. For many beauty salons and other similar operators, waxing is not their core competency, with services frequently provided in “backrooms” and without significant investment in the overall experience. This fragmentation results in a marketplace characterized by inconsistent quality, lack of technological accessibility and scheduling, and one-time transactional services that fail to instill customer trust and engagement. European Wax Center’s almost exclusive focus on waxing services and unmatched scale allows us to capitalize on this opportunity.

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
•
Champions of Confidence and Guest Experience: We believe that our guests feel better and more confident after a service visit at one of our centers. We have focused on enhancing the guest experience across all touchpoints within our brand:
•
Champions of Accessibility: Our network of 1,047 centers across 44 states enables convenience and accessibility for our customers. Whether our guests move across town or across the country, our brand can serve their ongoing waxing needs with more access points than any other provider of OOH waxing services in the United States. Our Wax Pass program is portable across our network and guests often redeem services through a Wax Pass across multiple European Wax Center locations. Our mobile app technology further enhances accessibility by enabling guests to easily book appointments on-line at a time and location most convenient to them.
•
Champions of the In-Center Experience: Our in-center atmosphere is designed to be refined, clean and easy to use, with mobile app self-check-in available at all centers. Our lobby features an inviting product wall with take-home sampling. Upon receiving a text alert, guests can walk directly into the lobby where their wax specialist awaits to escort them to a private suite. Our iPad-equipped suites provide our wax specialists with detailed insights on each of their guests, empowering them to personalize product recommendations, for example.
•
Champions of Guest Retention and Repeat Visits: We encourage guests to schedule future visits on a regular basis and reward them for their use of our pre-paid Wax Pass program. Wax Pass holders and routine guests, who we consider to be our core guests, typically visit us more frequently, have meaningfully higher retention rates and represent our most valuable guests. Additionally, we expect to further amplify our guest experience and drive retention with our EWC Rewards loyalty program.

Our Competitive Strengths

We believe the following strengths provide us with a competitive advantage in our industry:

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

Committed Franchisees Achieving Attractive and Predictable Unit-Level Economics

Our high-quality franchisee base consists of 172 franchisees as of January 3, 2026, with 120 franchisees operating multiple European Wax Center locations. Our centers require a modest upfront investment cost, which we believe supports future profitability and superior unit-level economics. Historically, our centers reach maturity after five years, and as of January 3, 2026 68% of our centers were mature.

We generate revenue from our franchisees through the sale of branded products as well as the payment of ongoing fees, including royalty and marketing fund contributions, which are determined by the service sales of each center. For the year ended January 3, 2026, we received revenue from our franchisees as follows: $112.6 million, or 56%, of our revenue came from product sales, $52.4 million, or 26%, of our revenue through franchisee royalty payments, $30.1 million, or 15%, of our revenue through marketing fund contributions, and $5.7 million, or 3%, of our revenue came from other sources. Our remaining revenue for the year ended January 3, 2026 was primarily generated from corporate-owned centers.

Historically, our centers have exhibited a consistent maturation pattern, providing franchisees with confidence in achieving attractive returns. In recent periods, this pattern has deviated from historical trends, resulting in slower-than-expected performance at certain locations. Consequently, many franchisees delayed plans for new center openings while we initiated actions to stabilize and realign the business to improve transactions and profitability at existing centers. During 2025, we appointed a new executive leadership team, enhanced our site selection process through updated impact guidelines, and introduced additional tools and processes intended to support improved performance. Early results from centers opened in 2025 reflect meaningful progress, and we plan to continue investing in initiatives designed to strengthen the maturation curve and drive increased transactions and profitability.

We believe our value proposition has created a franchisee base that is committed to growing with our brand, with 91% of new centers opened in 2025 and 93% of new centers opened in 2024 coming from existing franchisees.

Recurring Nature of Services Combined with Scaled Footprint

Hair removal is an integral part of the personal-care and beauty regimens for many people in the United States. Given the recurring nature of hair growth, hair removal solutions are regularly in demand and our guests trust European Wax Center to meet their routine hair removal needs. Our national scale and almost exclusive focus on wax-based hair removal enables us to provide a highly consistent waxing experience across each of our centers. The reliability of our guest experience typically encourages consistent demand for our services. We further facilitate repeat visits through the use of our pre-paid Wax Pass program, which we believe promotes meaningfully higher guest retention rates. We believe our guests and franchisees are better connected with one another as a result of our scale advantages and believe there are significant opportunities in the future to further scale our unique platform.

Asset-Light Franchise Platform with Resilient Free Cash Flow Generation

We believe that our asset-light franchise platform delivers capital-efficient growth with strong cash flow generation. In addition, given our low capital expenditures and working capital needs, we are typically able to drive strong free cash flow generation throughout economic cycles. This is a key differentiator of our scaled platform relative to independent operators in our market, and a significant reason why we believe we are the franchisor of choice in OOH waxing.

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

Further, Thomas Kim joined the Company as Chief Financial Officer in April 2025. Mr. Kim is a seasoned financial executive with expertise driving profitable growth at franchise companies. In addition, we appointed a new Chief Operating Officer, Chief Commercial Officer, Chief Development Officer and Chief Information and Digital Officer from senior positions at leading retail and franchising organizations. We believe we have assembled a leadership team with the operational and development expertise to accelerate our strategic priorities, deepen our franchisee partnerships, and work to consistently deliver exceptional guest experiences.

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

We are committed to reinforcing the foundation of our business and positioning the Company for sustainable, disciplined growth.

While we continue to see opportunities in new markets, we believe that a significant portion of our whitespace opportunity is in markets where we already have a presence, which provides us with confidence to leverage existing brand awareness and operational infrastructure to drive more efficient expansion.

Grow Our Brand Awareness and Accelerate Our Guest Acquisition

We believe that we can increase our share of the OOH waxing market. Although our brand is nationally recognized and trusted, there are still significant opportunities to further drive brand awareness to attract new guests while increasing engagement of existing guests through increased visit frequency and spend.

To drive brand awareness and acquire new guests, we employ several strategies, including:

•
Performance marketing: We deploy data-driven marketing dollars across several digital media channels with an attractive return on advertising spend as we seek to drive reservations at our centers. We are investing in additional flexible high-performing advertising channels to enhance guest acquisition, engagement and loyalty with the goal of driving sustained growth and operational efficiency for the Company;
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

Employ Strategies to Drive System-Wide Sales Growth

We are continuously employing strategies to increase guest visit frequency and drive higher guest spend with the aim of growing our system-wide sales, including:

•
Increase Wax Pass Adoption Rates: Our Wax Pass program provides guests with preferential pricing through either pre-paid or unlimited wax passes and provides us with a recurring and predictable revenue stream. We continue to expand and refine the program to drive increased adoption from non-member guests and we have grown the share of transactions conducted using Wax Passes to approximately 62% in 2025. Wax Pass is available to purchase, fully paid and for use at a single center, on our website. We use our robust e-mail marketing program to educate new guests about Wax Pass from the beginning of their journey with us to improve conversion to the program and to ensure retention of Wax Pass guests.
•
Expand our Share of our Guests’ Personal-Care Expenditures: The trusted relationships between guests and wax specialists results in an authentic channel through which we can increase our share of our guests’ spend on personal-care. Over time, we believe the relationship between guest and wax specialist provides us a strong foundation to broaden our offerings across the personal-care category.
•
Drive Greater Guest Engagement Using Data Analytics: We are continuously developing new use cases from our guest database. As our data capabilities mature, we believe we will learn more about our guests’ preferences and behaviors, unlocking more high-quality, measurable interaction opportunities. We are in the process of expanding our advanced data analysis capabilities to improve guest visit frequency and loyalty by deploying timely and hyper-personalized communications as well as relevant and proactive reminders to our guests, whether they are new, lapsing, at-risk, or high-value. These deployments span channels including email, text messaging, app, and direct mail. We also use our data to enhance promotions and improve guest experiences.

Expand Our Profit Margins and Generate Robust Free Cash Flow

Given our scale within the OOH waxing market, we believe we can procure high quality products and supplies used to administer our services at lower prices than smaller independent providers of the same services. Over the long-term, we expect to generate operating leverage given our relatively fixed corporate cost structure, and we expect that incremental leverage, combined with our low capital expenditure and working capital needs, will allow us to generate improved operating margins and robust free cash flow.

Our Guests

The majority of our guests are women, with our brand appealing to female guests across age groups, ethnicities, and income brackets.

Our Centers

As of January 3, 2026, we have a leading network of 1,047 centers across 44 states, including 1,042 franchised centers and five corporate-owned centers. Our centers typically range from 1,200 to 1,600 square feet, featuring six to seven wax suites and staffed with one wax specialist per suite, supported by one or two guest service associates.

Each center is designed to deliver a seamless and elevated guest experience. Guests are welcomed into a clean, modern lobby that reflects the European Wax Center brand aesthetic, with refined colors and textures. Mobile self-check-in enhances speed and convenience, allowing our team to focus on personalized service.

We uphold industry-leading hygiene and safety standards. After check-in, guests enter private, sanitized suites where wax specialists provide tailored services. In-suite technology gives specialists real-time guest insights, enabling “concierge-style” recommendations for add-on services and products, driving higher guest engagement and spend. After each service, guests can explore our retail offerings at the sample bar, further promoting product attachment.

We continually refine our center design, imagery and build-out costs with the objective of supporting a positive guest experience and strong franchisee performance over time.

Center Selection Criteria

Our scalable and adaptable footprint continues to provide significant opportunities for growth, both by entering new markets and expanding within existing ones. Site selection for new centers is typically initiated by our franchisees and reviewed and approved by European Wax Center as the franchisor. To ensure thoughtful expansion, we apply impact guidelines to evaluate how a proposed location might affect existing centers. This process begins with an assessment of the broader trade area, including demographics, population density, traffic patterns, and proximity to other centers and competitors. We then analyze specific site attributes such as property condition, accessibility, visibility, lease terms, and co-tenancy, among other factors. By incorporating these impact guidelines, we aim to balance growth opportunities with the long-term success of our existing network.

Our Services and Retail Products

We offer our guests a variety of elevated body and facial waxing services focused on the most critical areas of their bodies needing hair removal. We also offer skincare retail products to ensure that the full benefits of the waxing experience are realized by our guests.

Services

Our waxing services are performed exclusively by licensed specialists. Before providing any service, each specialist completes our rigorous, proprietary EWC training program, designed to ensure exceptional technique and client care. Ongoing education is a cornerstone of our operating plan, reinforcing our commitment to consistently deliver the highest quality experience across all centers.

Our specialists use EWC’s signature Comfort Wax, a premium formulation crafted from high-quality natural beeswax and other soothing ingredients. Co-manufactured in Europe to our exact specifications, this wax is uniquely engineered to adhere to hair, not skin, creating a gentler, more comfortable waxing experience that differentiates our service from traditional waxing methods.

Retail Products

Our centers sell a comprehensive assortment of proprietary EWC-branded retail products that allow guests to maintain healthy post-wax skin between visits. These products are specifically tailored to enhance the services we provide. Our products are dermatologist-tested and are formulated without parabens, mineral oil, phthalates, hydroquinone, triclosan, formaldehyde and gluten. We exclusively distribute these retail products to our franchisees for sale in-center and sell them direct-to-consumer through our website. We offer both full-sized and travel-sized SKUs in our branded product portfolio.

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

We employ a variety of marketing tactics to build awareness of, and create demand for, our brand, and the services and products we offer. We have implemented sophisticated data-driven marketing practices in support of this framework and we deploy the dedicated marketing funds contributed by our franchisees across our portfolio of marketing initiatives. In 2025, we spent approximately $31 million for marketing through our centralized marketing fund, of which 62% was deployed through digital acquisition channels. In 2024, we spent approximately $32 million for marketing through our centralized marketing fund, of which 63% was deployed through digital acquisition channels.

In addition to our corporate marketing strategy, many franchisees choose to make additional investments in local marketing. We provide strategic recommendations, as well as support to ensure that their marketing both aligns with our national brand and allows them to make decisions that are most appropriate for their local market needs.

Our Franchise Platform

Franchising Strategy

We believe that our asset-light franchise platform delivers capital-efficient growth, supported by strong fundamentals at the unit level. Our simple, yet difficult to replicate, operating model and the recurring nature of our services translates into an attractive return on invested capital for our franchisees. Our centers require a modest upfront investment cost and typically follow a highly predictable maturation curve. While our operating model remains simple and differentiated, in recent periods certain locations have experienced slower-than-expected performance. Consequently, many franchisees delayed plans for new center openings while we initiated actions to stabilize and realign the business to improve transactions and profitability at existing centers.

We are committed to reinforcing the foundation of our business and positioning the Company for sustainable, disciplined growth.

Franchise Agreements

For each of our franchisees, we enter into a franchise agreement stipulating a standard set of terms and conditions. The initial term of a franchise agreement is generally ten years, with the option to renew their agreements at expiration for an additional ten-year period. All proposed new center sites require formal approval from us. Franchisees typically pay us an initial franchise license fee and franchise royalties typically based on a percentage of gross sales less the sale of retail products. Franchisees also make contributions to our centralized marketing fund based on a percentage of gross sales less the sale of retail products.

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
•
Industry-leading hygiene protocols: we use new gloves for every wax service, our tools are soaked in disinfectant, we use new paper for each guest and new waxing sticks for each dip (no double-dipping ever). We also deep clean high touch points and have contactless check in for our guests.

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

Franchise Unit-Level Economics

A European Wax Center location typically reaches maturity in year five of operations. A typical franchisee initially invests approximately $514,000 to $563,000 when opening a new center with ongoing fees that are determined by the service sales of each center. These ongoing fees include royalty and marketing fund contributions, which are 6% and 3% of service sales, respectively. Historically, our centers have exhibited a consistent maturation pattern, providing franchisees with confidence in achieving attractive returns. In recent periods, this pattern has deviated from historical trends, resulting in slower-than-expected performance at certain locations. Consequently, many franchisees delayed plans for new center openings while we initiated actions to stabilize and realign the business to improve transactions and profitability at existing centers. During 2025, we appointed a new executive leadership team, enhanced our site selection process through updated impact guidelines, and introduced additional tools and processes intended to support improved performance. Early results from centers opened in 2025 reflect meaningful progress, and we plan to continue investing in initiatives designed to strengthen the maturation curve and drive increased transactions and profitability.

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

Suppliers and Distributors

To preserve brand integrity and consistency, we require our franchisees to purchase products related to the operation of their franchised centers, including our wax and branded skin care products, either from us, our affiliates or approved suppliers. We maintain strong, longstanding relationships with our suppliers to ensure market competitiveness and reliability in our supply chain. We leverage our sizeable spend to obtain favorable terms from our suppliers to provide competitive prices to our franchisees, providing an advantage over competitors that lack our scale. We believe that as our business grows, our scale will continue to drive increased procurement benefits across our business.

Our products are manufactured by market leaders, and we partner with two overseas suppliers with multiple facilities in Spain and France to source our wax and two suppliers to source our branded retail products. We have contracts in place with our wax suppliers and retail product manufacturers. Our manufacturing partners arrange for delivery of products either to one of the three third-party distribution centers that supply our centers or directly to our franchised and corporate-owned centers. In addition, we partner with one supplier to provide medical products to our centers for use in administering wax services.

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

Human Capital

As of January 3, 2026, we employed approximately 121 full-time employees, including approximately six full-time employees at corporate-owned centers. We also employ approximately 75 part-time associates, primarily in our corporate-owned centers. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and prospective employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We provide employees the opportunity to grow and to be rewarded based on results.

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

Risks Relating to Our Business

•
The Merger Agreement we entered into may not be adopted by our stockholders, may increase the volatility of the market price of our common stock and will result in certain costs and expenses.
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

Risks Relating to Our Organization and Structure

•
We are a holding company and our principal asset is our 80.5% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the tax receivable agreement (as amended, the “TRA”) and cover other expenses, including our corporate and other overhead expenses.
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

Risks Relating to Our Business

The Merger Agreement we entered into may not be adopted by our stockholders, may increase the volatility of the market price of our common stock and will result in certain costs and expenses.

On February 9, 2026, following the end of fiscal 2025, the Company entered into the Merger Agreement with the Buyer Parties and EWC Ventures, providing for the Mergers. The Special Committee unanimously adopted resolutions recommending that the Board approve the Merger Agreement and the transactions contemplated thereby and recommending that the Company’s stockholders unaffiliated with the Buyer Parties approve and adopt the Merger Agreement. Thereafter, the Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Merger Agreement states that each share of class A common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of class B common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80 (less the class B common stock consideration per share).

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for Parent or the Company to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 9, 2026. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $6.6 million or Parent to pay the Company a termination fee of $19 million, plus in either case enforcement costs not to exceed $2 million.

The consummation of the Mergers is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the stockholders unaffiliated with the Buyer Parties to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated.

The market price of our class A common stock may reflect various assumptions as to whether the Mergers will be consummated. Variations in the market price of our class A common stock may occur as a result of changing assumptions regarding the Merger Agreement, independent of changes in our business, financial condition or prospects or changes in general market or economic conditions. If the Mergers are not consummated, stockholders will not receive the consideration stated in the Merger Agreement and the price of our class A common stock could decline. As a result, failure to consummate the Mergers could result in a significant change in the market price of our class A common stock.

We have incurred and expect to continue to incur costs in connection with the consideration of the transaction proposal and potential related negotiations, including costs of financial and legal advisors to the Special Committee. Transactions such as the Mergers often attract litigation, and we may be required to expend additional resources defending such litigation. It is difficult to estimate the aggregate amount of such costs, although they could be substantial. In addition, uncertainty associated with the Merger Agreement could adversely affect the Company’s ability to attract, retain and motivate key employees and could be a source of concern for potential customers, which could have a negative effect on our operations and business plans.

While the Mergers are pending, the Company is subject to contractual restrictions.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Mergers, generally requiring the Company to conduct its businesses in the ordinary course, consistent with past practice, and restricting the Company from taking certain specified actions absent Parent's prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent the Company from or limit its ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if management and the Board think they may be advisable. These restrictions could adversely impact our business, operating results and stock price and perceived acquisition value, regardless of whether the Mergers are completed.

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

Over the past several years, we have generally experienced growth in our business activities and operations, including a significant increase in the number of system-wide centers. Our past expansion has placed, and our planned future expansion may place, significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. These changes may need to be implemented quickly. Our inability to implement and maintain such systems and controls, including to accurately report our data, could harm consumer confidence in our reporting and adversely affect our business. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. In addition, we believe the culture we foster at our and our franchisees’ centers is an important contributor to our success. However, as we expand we may have difficulty maintaining our culture or adapting it sufficiently to meet the needs of our operations. These risks may be heightened as our growth accelerates. In 2025, our franchisees opened 11 centers compared to 43 centers in 2024. Our failure to successfully execute on our planned expansion of centers could materially and adversely affect our results of operations and financial condition.

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

Our operations rely on the secure processing, storage and transmission of confidential information in our computer systems and networks, including personally identifiable information of our guests, franchisees and employees. Although we take protective measures and endeavor to strengthen the security and resiliency of these systems, our computer systems, software and networks are vulnerable to information breaches, unauthorized access, human error, computer viruses, denial-of-service attacks, malicious code, spam attacks, rogue insiders, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems or data (each a “Security Event” and collectively, “Security Events”). As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The company has been subject to attempted Security Events in the past and may continue to be subject to such events in the future. Such events have become more common, and many companies have recently experienced serious Security Events and breaches of their information technology systems. We could also be subject to negative impacts to our business caused by Security Events relating to our third-party service providers, including software vendors and hosting services. A Security Event or other cyber-incident experienced by us or our service providers could cause an interruption of our operations, could damage our relationship with guests, franchisees or employees, and could result in the exposure, unauthorized acquisition or loss of private or confidential data, potentially resulting in litigation or government investigation, damages claims from contractual counter-parties, reputational harm, operational challenges and financial losses that are either not insured or are not fully covered through any insurance we maintain. In addition to maintaining insurance coverage to address cyber-incidents, we have also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as our increased awareness of a risk of a Security Event, do not guarantee that our reputation and financial results will not be adversely affected by any incident or event that occurs.

Because our centers accept electronic forms of payment from our guests, our business requires the collection of guest data, including credit and debit card numbers and other personally identifiable information in various information systems that we and our franchisees then transfer to third parties with whom we contract to provide credit card processing or other services. We also maintain important internal company data, such as personally identifiable information about our employees, franchisees and guests and information relating to our operations. Our use of personally identifiable information is regulated by federal and state laws and regulations, binding industry standards, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations, standards or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could disrupt our operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry standards. A cyber-incident could also require us to notify law enforcement agencies, our guests, employees or other groups, result in fines or require us to incur expenditures in connection with remediation, require us to pay increased fees to third parties, subject us to litigation by guests or other individuals that may suffer damages as a result of such events, result in adverse publicity, loss of sales and profits, or require us to incur other costs, any of which could adversely affect the operation of our business and results of our operations.

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

In the ordinary course of business, we and our franchisees handle certain forms of highly sensitive personally identifiable information, in information systems that we maintain and in those maintained by franchisees and third parties with whom we contract to provide services. See “The occurrence of security incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could lead to loss and harm our business” herein. In addition, we offer a mobile application and rewards program that allows our guests to schedule their visits and facilitates a contactless experience with self-check-in, which may in the future track other personal information. Some of this data is highly sensitive in nature and could be an attractive target of a criminal attack by malicious third parties with a wide range of motives and expertise, including lone wolves, organized criminal groups, “hacktivists,” disgruntled current or former employees, hostile nation-states and others. The integrity and protection of guest, prospective guest and employee data is critical to us.

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

Additionally, the handling of personally identifiable information by us, or our franchisees’, businesses are regulated at the federal, state and international levels as well as by certain industry groups, such as the Payment Card Industry Security Standards Council, the National Automated Clearing House Association, and individual credit card issuers. Federal, state, international and industry groups may also consider and implement from time to time new privacy and security requirements that apply to our businesses. Compliance with contractual obligations and evolving privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our handling of personally identifiable information that are housed in one or more of our franchisees’ databases or those of our third-party service providers. Non-compliance with privacy laws or industry group requirements or a security breach or perceived non-compliance or breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive or confidential information, whether by us or by one of our franchisees or vendors, could have material adverse effects on us and our franchisees’ business, operations, brand, reputation and financial condition, including decreased revenue, material fines and penalties, litigation, increased financial processing fees, compensatory, statutory, punitive or other damages, adverse actions against our licenses to do business and injunctive relief by court or consent order. Despite our efforts, the handling of personally identifiable information may not be in compliance with applicable law, or this information could be disclosed or lost due to a hacking event or unauthorized access to our information system, or through publication or improper disclosure, any of which could affect the value of our brand. We maintain cyber risk insurance, but in the event of a significant data security breach, this insurance may not cover all of the losses that we might suffer.

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

The jurisdictions in which we operate are increasingly adopting or revising privacy, information security and data protection laws and regulations (“Privacy and Data Protection Laws”) that could have a significant impact on our current and planned privacy, data protection and information security related practices, including our collection, use, sharing, retention and safeguarding of consumer and/or employee information, and some of our current or planned business activities. This includes increased privacy related legislative and enforcement activity at both the federal level and the state level, including the implementation of the California Consumer Protection Act (the “CCPA”), which came into effect in January 2020, the California Privacy Rights Act (the “CPRA”) which took effect on January 1, 2023, as well as other state data privacy and breach notification laws. The CCPA broadly defines personal information, provides an expansive meaning to activity considered to be a sale of personal information, and gives California residents expanded privacy rights and protections, including the right to opt out of the sale of personal information. The CCPA also provides for civil penalties for violations and a private right of action for certain data breaches. The CPRA expands upon the CCPA by creating additional obligations relating to personal information and establishing a new enforcement agency dedicated to consumer privacy. Additionally, comprehensive privacy laws akin to the CPRA have been enacted in nearly two dozen other states. It is quite possible that other U.S. states, Federal agencies, or the U.S. Congress will follow suit. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. We, our affiliated entities and our service providers may need to take measures to ensure compliance with new, evolving and existing requirements contained in the CCPA, the CPRA, and other Privacy and Data Protection Laws and to address customer concerns related to their rights under any such Privacy and Data Protection Laws. We also may need to continue to make adjustments to our compliance efforts as more clarification and guidance on the requirements of the CCPA, the CPRA and other Privacy and Data Protection Laws becomes available. In addition to the foregoing, governments or other regulatory agencies may propose additional standards that apply to the protection of customer and company information, and our systems may be unable to satisfy changing industry security requirements, applicable regulations or employee and guest expectations without significant additional capital investments or time, which could have a material adverse effect on our business and results of operations.

We and our franchisees are required to comply with the Payment Card Industry Data Security Standards (“PCI-DSS”) and card association operating rules. Due to the number of credit card transactions processed by us and our franchisees, we are required to submit an annual Report on Compliance validating our ability to satisfy the PCI DSS. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be subject to fines and assessments or lose our ability to accept credit or debit card payments from our guests. Any failure to comply with the PCI DSS or other payment card brand requirements could significantly harm our brand, reputation, business, and results of operations. Franchisees are separate businesses, and therefore are subject to different requirements for documenting PCI DSS compliance, any failure by them to maintain their required level of PCI DSS compliance could result in loss of personally identifiable information of guests, result in litigation, harm our reputation, fine from the PCL exclusion from the payment card network and result in loss of future revenue. All of these implications could adversely affect our revenues, results of operations or business and financial condition. Failure to comply with these obligations could result in damage to our reputation and legal liability, censures, penalties and fines, disgorgement of profits, restitution to customers, remediation, the issuance of cease-and-desist orders, or injunctive or other equitable relief against us, which individually or in the aggregate could negatively impact our financial results. Depending on the nature of the violation, we may be required to offer restitution or remediation to guests, and the costs of doing so could exceed our loss reserves.

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

The Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, significantly affected U.S. tax law, including by changing how the U.S. imposes tax on certain types of income of corporations and by reducing the U.S. federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including deductions for business interest, use of net operating loss carry forwards, taxation of foreign income, and the foreign tax credit, among others. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, in response to the COVID-19 pandemic, further amended the U.S. federal tax code, including in respect of certain changes that were made by the TCJA, generally on a temporary basis. The One Big Beautiful Bill Act of 2025 (the “OBBBA”), enacted on July 4, 2025, made certain provisions of the TCJA permanent, introduced modifications to the international tax framework, and restored favorable tax treatment for certain business provisions. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In addition, the IRS has yet to issue guidance on a number of important issues regarding the changes made by the OBBBA . In the absence of such guidance, we will take positions with respect to a number of unsettled issues. There is no assurance that the IRS, any other taxing authority or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. Further, in 2026 significant tax legislation may be enacted and significant regulatory guidance may be published. The substance of any such changes of law and regulatory guidance cannot be predicted at this time, and may be enacted with retroactive effect and have a material impact on the Company.

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

We continue to review any potential amendments to the Health Care Reform Act to evaluate the potential impact of any amendment on our business, and to accommodate various parts of the laws. Although we cannot currently determine with certainty what long-term impact any such potential amendment will have on us, it is expected that costs will increase over the long-term, as well as for franchisees and/or third-party suppliers and service providers. There are no assurances that a combination of cost management and price increases can accommodate all of the costs associated with compliance with the Health Care Reform Act or any potential amendment to such legislation. Increased health care costs could have a material adverse effect on our results of operations, business, and financial condition.

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

In addition, as of January 3, 2026, there are approximately 385 franchised centers with terms that have either expired or will expire by January 2, 2027. We are actively working to resolve any outstanding agreements. In such cases, the franchisees may renew the franchise term and receive a “successor” franchise agreement for one additional successive term of ten years. Such option, however, is contingent on the franchisee’s execution of our then-current form of franchise agreement (which may include increased franchise royalty rates, marketing fees and other costs or requirements), the satisfaction of certain conditions (including, among other things, compliance with the terms of the existing agreement, the payment of capital expenditures as necessary to maintain uniformity with our then-current standards, and others), compliance with any training requirements and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, such franchisee’s expiring franchise agreement and the related franchisee payments will terminate upon expiration of the term of the franchise agreement unless we decide to restructure the franchise documents in order to induce such franchisee to renew the franchise agreement.

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

As of January 3, 2026 we and our franchisees operated 1,047 centers in 44 states and the District of Columbia. We and our franchisees plan to open many new centers in the future, some of which will be in existing markets and may be located in close proximity to centers already in those markets. Although the franchise agreements provide franchisees with varying degrees of exclusive areas and territory exclusivity, these territories may be relatively small, and overall there is a geographic concentration of our centers in certain states, regions and cities. Opening new centers in close proximity to existing centers may attract some guests away from those existing centers, which may lead to diminished revenues and profitability for us and our franchisees rather than increased market share. In addition, as a result of new centers opening in existing markets and because older centers will represent an increasing proportion of our center base over time, our same-store sales increases may be lower in future periods than they have been historically.

Furthermore, economic conditions in particular areas may have a disproportionate impact on our business. Our centers are most concentrated in California, Texas, New York, New Jersey and Florida. No single state accounted for more than 15% of system-wide sales and the top three states represented less than 36% of system-wide sales for the year ended January 3, 2026; however, adverse economic conditions in states, regions or cities that contain a high concentration of our centers could have a material adverse impact on our sales and profit margins in the future, which in turn could materially and adversely affect our business and results of operations.

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

Our success depends on our and our franchisees’ continued ability to use our trademarks in order to capitalize on our name recognition, increase awareness of our brands and further develop our brands in the countries in which we operate. We have registered certain trademarks and have other trademark registration applications pending and some or all of the pending applications may be refused by the applicable trademark authorities. Not all of the trademarks that we use have been registered in all of the countries in which we do business or may do business in the future, and some trademarks may never be registered in all of these countries. Rights in trademarks are generally national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for trademarks that are the same, such as for “European Wax Center,” “EWC,” “Wax Pass” and “STRUT 365,” or similar to our brands in countries where we have not registered our brands as trademarks. Some countries' laws also prohibit registration of trademarks that lack distinctiveness or are descriptive of the goods and services for which registration is sought, and certain trademark authorities may decide that certain of our trademarks are not eligible for registration. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of our brands may result in liability for trademark infringement, trademark dilution, misappropriation or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States. All of the steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate.

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

Risks Relating to Our Organization and Structure

We are a holding company and our principal asset is our 80.5% equity interest in EWC Ventures, and we are accordingly dependent upon distributions from EWC Ventures to pay dividends, if any, and taxes, make payments under the TRA and cover other expenses, including our corporate and other overhead expenses.

We are a holding company and our principal asset is our ownership of 80.5% of the outstanding EWC Ventures Units. We have no independent means of generating revenue. As the sole managing member of EWC Ventures, we intend to cause EWC Ventures to make distributions to its equity holders, including affiliates of General Atlantic, to whom we refer to collectively as the "General Atlantic Post-IPO Members", EWC Founder Holdco, which we refer to as the "Founder Post-IPO Member", certain other EWC Ventures Post-IPO Members and us, in amounts sufficient to cover all applicable taxes payable by us and any payments we are obligated to make under the TRA we entered into as part of the Reorganization Transactions, but we are limited in our ability to cause EWC Ventures to make these and other distributions to us (including for purposes of paying corporate and other overhead expenses) due to potential restrictions in our credit agreement and cash requirements and financial conditions of EWC Ventures.

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

Approximately 42.0% of the combined voting power of our common stock is held by the General Atlantic equity holders as of January 3, 2026. The General Atlantic equity holders’ interests may not be fully aligned with yours, which could lead to actions that are not in your best interest. Because the General Atlantic equity holders hold part of their economic interest in our business through EWC Ventures, rather than through the public company, they may have conflicting interests with holders of shares of our Class A common stock. For example, the General Atlantic equity holders may have different tax positions from us, which could influence their decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the TRA that entered into in connection with our IPO, and whether and when we should undergo certain changes of control within the meaning of the TRA or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, the General Atlantic equity holders’ significant ownership in us may discourage someone from making a significant equity investment in us, or could discourage transactions, including transactions in which you as a holder of shares of our Class A common stock might otherwise receive a premium for your shares over the then-current market price. We recently entered into the Merger Agreement with entities affiliated with the General Atlantic equity holders. The Merger Agreement states that each share of class A common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of class B common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80 (less the class B common stock consideration per share). We can give no assurance that the Mergers will be consummated. The consummation of any such transaction is subject to a number of contingencies that are beyond our control. See “Item 1A. Risk Factors - Risks Related to Our Business Operations - The Merger Agreement we entered into may not be adopted by our stockholders, may increase the volatility of the market price of our common stock and will result in certain costs and expenses.”

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

The payments we will be required to make under the TRA could be substantial. Although estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise, we expect that, as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures, and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures Pre-IPO Members (or their transferees or other assignees) in connection with or after the IPO, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, we estimate that payments under the TRA would aggregate to approximately $227.0 million over 18 years based on a closing share price of $3.44 per share of Class A common stock and assuming all future Share Exchanges and Cash Exchanges would occur on January 3, 2026. The payments under the TRA are not conditioned upon the EWC Ventures Pre-IPO Members’ continued ownership of us. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the TRA payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each Share Exchange or Cash Exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRA and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the TRA.

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

The TRA provides that in the case of a change in control of EWC Ventures or the material breach of our obligations under the TRA, we are required to make a payment to the EWC Ventures Pre-IPO Members in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year SOFR (or its successor rate) plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the TRA, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the TRA could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the TRA may result in situations where the EWC Ventures Pre-IPO Members (or their transferees and assignees) have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the TRA that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax. The General Atlantic equity holders waived this payment in connection with the transactions contemplated by the Merger Agreement. If the Mergers are not consummated and in the future we are obligated to provide a change of control payment under the TRA, there can be no assurance that we will be able to fund or finance our obligations under the TRA. We may need to incur debt to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending January 3, 2026. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.”

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. We expect that we will no longer qualify as an emerging growth company following the conclusion of the fiscal year ending January 2, 2027.

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

In addition, we have opted out of Section 203 of the Delaware General Corporation Law, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions. For example, such restrictions shall not apply to any business combination between General Atlantic and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other, including the Mergers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Board recognizes the critical importance of maintaining the trust and confidence of our guests, business partners, associates and other stakeholders, and the processes implemented to address the risks related to cybersecurity threats are an important part of our overall risk management efforts. More specifically, we seek to address cybersecurity risks by focusing on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity program focuses on the following key areas:

•
Governance/Board-Level Oversight: Our Audit Committee is briefed on cybersecurity risks as a standing agenda item at each regularly scheduled quarterly meeting. The Chief Information and Digital Officer ("CIDO") reports quarterly to the Audit Committee and such report typically addresses an overall assessment of our compliance with our cybersecurity policies and includes topics such as risk management and control decisions, updates on our cybersecurity roadmap and self-assessment, training results, security threats, incidents (if any) and responses, and recommendations for changes and updates to our policies and procedures.
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

Operational responsibility for assessing and implementing our processes and procedures related to cybersecurity risk is led by our CIDO. The CIDO leads a team of internal full-time associates and external consultants and vendors that manage all aspects of our risk management tools. The CIDO reports directly to the Chief Executive Officer (“CEO”). In addition, our legal department manages legal and insurance coverage matters related to cybersecurity risks. Additionally, our Chief Financial Officer and relevant associates on his staff are involved in the management of cybersecurity threats in relation to our internal controls environment, and, in the event of an incident, relevant investor relations needs. Our policies and procedures provide that the Chief Executive Officer, the Audit Committee, and the Board are to be informed in a prompt, timely manner in the event of any material cybersecurity event.

Our CIDO has Master of Professional Accounting and a Bachelor of Business Administration and has served in various roles in information technology for over 30 years, including 20 years in roles managing and directing IT operations, infrastructure and strategic technology initiatives, including cybersecurity measures.

For additional information on cybersecurity risks, see the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Item 2. Properties.

As of January 3, 2026, we had 1,047 franchised and corporate-owned centers, and of these there are five actively operating corporate-owned centers. We held leases covering the building and/or land for our five corporate-owned centers and our corporate headquarters located in Plano, Texas. The leases generally have initial expiration dates ranging from five to ten years, with certain renewal options available. We believe that the properties are suitable and adequate for the Company’s business.

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

Because the litigation is in its early stages, the actual loss could vary from our current estimate; however, we do not believe the loss would exceed our insurance policy’s $5.0 million coverage limits. Accordingly, we do not expect the impact to our Consolidated Statement of Operations to exceed the policy’s $250,000 deductible.

In addition, the Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business, including, without limitation, employment-related claims, claims based on theories of joint-employer liability, data privacy claims, claims involving anti-poaching allegations and claims made by former or existing franchisees or the government. In the ordinary course of business, we are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Stock Market LLC under the symbol “EWCZ”. The approximate number of stockholders of record of our Class A common stock as of February 26, 2026 was seven. The approximate number of stockholders of record of our Class B common stock as of February 26, 2026 was three. There is no public market for shares of our Class B common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or other entities in security position listings maintained by depositories.

During the year ended January 3, 2026 we paid $10,000, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2025. During the year ended January 4, 2025 we paid $0.8 million, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2024. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The information regarding securities authorized for issuance under equity-based compensation plans is incorporated herein by reference to our Definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the fourth quarter of the year ended January 3, 2026.

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

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of European Wax Center, Inc. Class A common stock during the fourth quarter of fiscal year 2025:

Period:	Total Number Shares Purchased(1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 5, 2025 - November 1, 2025	—	$—	—	$4,143,069
November 2, 2025 - November 29, 2025	—	$—	—	$4,143,069
November 30, 2025 - January 3, 2026	—	$—	—	$4,143,069
Total	—	$—	—
(1)
In the fourth quarter of 2025, no shares of Class A common stock were repurchased pursuant to the $50.0 million share repurchase plan authorized by our board of directors on May 13, 2024. As of January 3, 2026 we have cumulatively repurchased $45.9 million of the $50.0 million authorized under the share repurchase plan.

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

A discussion regarding our financial condition and results of operations for the year ended January 3, 2026 compared to the year ended January 4, 2025 is presented in the following sections. A discussion regarding our financial condition and results of operations for the year ended January 4, 2025 compared to the year ended January 6, 2024 can be found in our Annual Report on Form 10-K for the year ended January 4, 2025, filed with the Securities and Exchange Commission (the "SEC") on March 11, 2025.

Overview

We are the leading franchisor and operator of out-of-home ("OOH") waxing services in the United States. We delivered approximately 23 million waxing services in both 2025 and 2024. Throughout our highly franchised network, we generated system-wide sales of $947 million in fiscal 2025 and $951 million in fiscal 2024. Our portfolio of centers operate in 1,047 locations across 44 states as of January 3, 2026. Of these locations, 1,042 are franchised centers operated by franchisees and five are corporate-owned centers.

Our business model is primarily franchise-based, which we believe provides an asset-light platform for capital-efficient growth and strong cash flow generation. Historically, our centers have exhibited a predictable maturation curve, supporting attractive franchisee returns. In recent periods, certain locations have underperformed relative to historical trends, resulting in slower-than-expected performance and delayed new center openings. In response, we appointed a new executive leadership team in 2025, enhanced our site selection process through updated impact guidelines, and introduced additional tools and processes intended to improve center performance. Early results from centers opened in 2025 reflect progress, and we plan to continue investing in initiatives designed to strengthen the maturation curve and drive increased transactions and profitability.

We are focused on reinforcing the foundation of our business and positioning the Company for sustainable, disciplined growth. While we continue to evaluate opportunities in new markets, a significant portion of our whitespace opportunity is in markets where we already have a presence, allowing us to leverage existing brand awareness and operational infrastructure to drive more efficient expansion.

Merger Agreement with Principal Stockholder

On February 9, 2026, following the end of fiscal 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glow Midco, LLC, a Delaware limited liability company and an affiliate of General Atlantic, our largest stockholder (“Parent”), Glow Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub Inc.”), Glow Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub LLC,” and together with Parent and Merger Sub Inc., the “Buyer Parties”) and EWC Ventures, LLC, a Delaware limited liability company and subsidiary of the Company (“EWC Ventures”), providing for (i) the merger of Merger Sub Inc. with and into the Company, with the Company continuing as the surviving corporation, and (ii) the merger of Merger Sub LLC with and into EWC Ventures, with EWC Ventures continuing as the surviving limited liability company (collectively, the “Mergers”). A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Board”) unanimously adopted resolutions recommending that the Board approve the Merger Agreement and the transactions contemplated thereby and recommending that the Company’s stockholders unaffiliated with the Buyer Parties approve and adopt the Merger Agreement. Thereafter, the Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Merger Agreement states that each share of class A common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of class B common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80 (less the class B common stock consideration per share).

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for Parent or the Company to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 9, 2026. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $6.6 million or Parent to pay the Company a termination fee of $19 million, plus in either case enforcement costs not to exceed $2 million.

The consummation of the Mergers is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the stockholders unaffiliated with the Buyer Parties to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated.

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

System-Wide Sales (“SWS”). System-wide sales represent sales from same day services, retail sales and cash collected from wax passes for all centers in our network, including both franchisee-owned and corporate-owned centers. While we do not record franchised center sales as revenue, our royalty revenue is calculated based on a percentage of franchised center sales, which are 6.0% of sales, net of retail product sales, as defined in the franchise agreement. This measure allows us to better assess changes in our royalty revenue, our overall center performance, the health of our brand and the strength of our market position relative to competitors. System-wide sales growth is typically driven by net new center openings as well as increases in same-store sales, whereas system-wide sales decline is typically driven by net center closures as well as decreases in same-store sales. System-wide sales of $947.3 million in the year ended January 3, 2026 was down $3.7 million compared to $951.0 million in the year ended January 4, 2025, primarily driven by a decrease in same day services and retail sales that was partially offset by an increase in cash collected from wax pass sales.

Same-Store Sales. Same-store sales reflect the change in year-over-year sales from services performed and retail sales for the same-store base. We define the same-store base to include those centers open for at least 52 full weeks. If a center is closed for greater than six consecutive days, the center is deemed a closed center and is excluded from the calculation of same-store sales until it has been reopened for a continuous 52 full weeks. This measure highlights the performance of existing centers, while excluding the impact of net new center (closures) openings. We review same-store sales for corporate-owned centers as well as franchisee-owned centers. Same-store sales growth is typically driven by increases in the number of transactions and average transaction size, whereas same-store sales decline is typically driven by decreases in the number of transactions and average transaction size. Same-store sales of 0.2% for the year ended January 3, 2026 was primarily due to an increase in the average transaction size, and was partially offset by a decrease in the number of transactions.

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

	Years Ended
(in thousands, except operating data and percentages)	January 3, 2026	January 4, 2025
Number of system-wide centers (at period end)	1,047	1,067
System-wide sales	$947,273	$950,981
Same-store sales	0.2%	0.2%
Net new center (closures) openings	(20)	23
AUV	$896	$915

The table below presents changes in the number of system-wide centers for the periods indicated:

	Years Ended
	January 3, 2026	January 4, 2025
System-wide Centers
Beginning of Period	1,067	1,044
Openings	11	43
Closures	(31)	(20)
End of Period	1,047	1,067

Significant Factors Impacting Our Financial Results

We believe there are several important factors that have impacted, and that we expect will continue to impact, our business and results of operations. These factors include:

New Center (Closures) Openings. We expect that new centers will be a key driver of growth in our future revenue and operating profit results. Opening new centers is an important part of our growth strategy, and we expect the majority of our future new centers will be franchisee-owned. Our results of operations have been and will continue to be materially affected by the timing and number of new center openings and closures each period. As centers mature, center revenue and profitability typically increase significantly. The performance of new centers may vary depending on various factors such as the effective management and cooperation of our franchisee partners, whether the franchise is part of a multi-unit development agreement, the center opening date, the time of year of a particular opening, the number of licensed wax specialists recruited, and the location of the new center, including whether it is located in a new or existing market. Our planned long-term center expansion will place increased demands on our operational, managerial, administrative, financial, and other resources. While we opened new centers in 2025, closures more than offset center growth on a net basis during the period. Our short-term strategy involves a focus on realigning the business to improve existing centers' productivity and unit economics, which we believe will allow us to continue thoughtful center growth in the future.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 54.5% and 56.0% of our total revenue for the years ended January 3, 2026 and January 4, 2025, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 25.3% and 24.5% of our total revenue for the years ended January 3, 2026 and January 4, 2025, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 14.6% and 13.9% of our total revenue for the years ended January 3, 2026 and January 4, 2025, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees, annual brand conference revenues and training, which together represent 5.6% and 5.6% of our total revenue for the years ended January 3, 2026 and January 4, 2025, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the Consolidated Balance Sheets. Technology fees, annual brand conference revenues and training are recognized as the related services are delivered and are not material to the overall business.

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

Noncontrolling Interests: We are the sole managing member of EWC Ventures. Because we manage and operate the business and control the strategic decisions and day-to-day operations of EWC Ventures and also have a substantial financial interest in EWC Ventures, we consolidate the financial results of EWC Ventures, and a portion of our net income is allocated to the noncontrolling interests to reflect the entitlement of the members of EWC Ventures after our IPO (the “EWC Ventures Post-IPO Members”) to a portion of EWC Ventures’ net income.

Results of Operations

The following tables presents our Consolidated Statements of Operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Years Ended
	January 3, 2026	January 4, 2025	$ Change	% Change
Revenue:
Product sales	$112,566	$121,453	$(8,887)	(7.3)%
Royalty fees	52,409	53,094	(685)	(1.3)%
Marketing fees	30,107	30,171	(64)	(0.2)%
Other revenue	11,544	12,198	(654)	(5.4)%
Total revenue	206,626	216,916	(10,290)	(4.7)%
Operating expenses:
Cost of revenue	53,834	57,313	(3,479)	(6.1)%
Selling, general and administrative	58,365	58,696	(331)	(0.6)%
Advertising	30,898	32,949	(2,051)	(6.2)%
Depreciation and amortization	20,402	20,279	123	0.6%
Loss (gain) on disposal or impairment of assets	125	(2)	127	(6,350.0)%
Gain on sale of centers	—	(81)	81	—
Total operating expenses	163,624	169,154	(5,530)	(3.3)%
Income from operations	43,002	47,762	(4,760)	(10.0)%
Interest expense, net	26,307	25,492	815	3.2%
Other expense	91	5,399	(5,308)	(98.3)%
Income before income taxes	16,604	16,871	(267)	(1.6)%
Income tax expense	4,735	2,190	2,545	116.2%
Net income	$11,869	$14,681	$(2,812)	(19.2)%
Less: net income attributable to noncontrolling interests	3,187	4,219	(1,032)	(24.5)%
Net income attributable to European Wax Center, Inc.	$8,682	$10,462	$(1,780)	(17.0)%

The following table presents the components of our Consolidated Statements of Operations for each of the periods indicated, as a percentage of revenue:

	For the Years Ended
	January 3, 2026	January 4, 2025
Revenue:
Product sales	54.5%	56.0%
Royalty fees	25.3%	24.5%
Marketing fees	14.6%	13.9%
Other revenue	5.6%	5.6%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.1%	26.4%
Selling, general and administrative	28.2%	27.1%
Advertising	15.0%	15.2%
Depreciation and amortization	9.9%	9.3%
Loss (gain) on disposal or impairment of assets	0.1%	(0.0)%
Gain on sale of centers	0.0%	(0.0)%
Total operating expenses	79.3%	78.0%
Income from operations	20.7%	22.0%
Interest expense, net	12.7%	11.8%
Other expense	0.0%	2.5%
Income before income taxes	8.0%	7.7%
Income tax expense	2.3%	1.0%
Net income	5.7%	6.7%
Less: net income attributable to noncontrolling interests	1.5%	1.9%
Net income attributable to European Wax Center, Inc.	4.2%	4.8%

Comparison of the Years Ended January 3, 2026 and January 4, 2025

Total Revenue

Total revenue decreased $10.3 million, or 4.7%, to $206.6 million during the year ended January 3, 2026, compared to $216.9 million for the year ended January 4, 2025. The decrease in total revenue was primarily due to a decrease in product sales, royalty fees and other revenue.

Product Sales

Product sales decreased $8.9 million, or 7.3%, to $112.6 million during the year ended January 3, 2026, compared to $121.5 million for the year January 4, 2025. The decrease in product sales was primarily due to a decrease in transactions at existing centers, which resulted in less sales of wax supplies and Comfort Wax to our franchisees, as well as increased franchisee incentives and support and the removal of a surcharge to franchisees that was put in place during the COVID pandemic to help offset elevated supply chain costs. These decreases were partially offset by new center openings that became operational during the period from January 5, 2025 to January 3, 2026.

Royalty Fees

Royalty fees decreased $0.7 million, or 1.3%, to $52.4 million during the year ended January 3, 2026, compared to $53.1 million for the year ended January 4, 2025. The decrease in royalty fees during the year ended January 3, 2026 was primarily the result of 31 centers that closed during the period from January 5, 2025 to January 3, 2026 and lower royalty fees received from existing centers and was partially offset by 11 new center openings during the same period that contributed less royalty fees than the closed centers did in the comparative period due to the timing of the new center openings and closures.

Marketing Fees

Marketing fees decreased $0.1 million, or (0.2)%, to $30.1 million during the year ended January 3, 2026, compared to $30.2 million for the year ended January 4, 2025. Marketing fees decreased as a result of centers that closed during the period from January 5, 2025 to January 3, 2026 and was partially offset by new center openings that became operational during the same period.

Other Revenue

Other revenue decreased $0.7 million or 5.4%, to $11.5 million during the year ended January 3, 2026, compared to $12.2 million for the year ended January 4, 2025, primarily due to a decrease in franchise fees that resulted from fewer franchised center transfers in the current period and the sale of a corporate-owned center in the comparative period.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased $3.5 million or 6.1%, to $53.8 million during the year ended January 3, 2026, compared to $57.3 million for the year ended January 4, 2025. The decrease in cost of revenue was primarily due to the decrease in product sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased $0.3 million, or 0.6%, to $58.4 million during the year ended January 3, 2026, compared to $58.7 million for the year ended January 4, 2025. The decrease in selling, general and administrative expenses was primarily due to a $0.9 million decrease in certain taxes, a $0.7 million decrease in annual franchisee conference expenses, a $0.7 million decrease in provision for bad debts, a $0.6 million decrease in recruiting costs, a $0.6 million decrease in corporate marketing, a $0.5 million decrease in technology fees, a $0.4 million decrease in insurance costs, and $0.6 million in various other net decreases. These decreases were partially offset by a $3.3 million increase in payroll and benefits and a $1.3 million increase in professional fees.

The increase in payroll and benefits expense was primarily due to payroll‑related costs associated with the build‑out of our new executive leadership team and ongoing transformation efforts, which also contributed to higher bonus expense and stock‑based compensation. The increase was also due to $0.8 million related to an equity award that was granted to a vendor in December 2024 that is being recognized over the service period and the increase was partially offset by a $1.1 million decrease in executive severance.

Advertising

Advertising expenses decreased $2.1 million, or 6.2%, to $30.9 million during the year ended January 3, 2026, compared to $32.9 million for the year ended January 4, 2025. During the first three quarters of fiscal 2024, the Company incurred advertising costs related to several new marketing initiatives, which were substantially scaled back during the fourth quarter of fiscal year 2024 and were not repeated during fiscal year 2025.

Depreciation and Amortization

Depreciation and amortization for the year ended January 3, 2026 was generally consistent with the year ended January 4, 2025, increasing $0.1 million, or 0.6%, to $20.4 million during the year ended January 3, 2026, compared to $20.3 million for the year ended January 4, 2025.

Interest expense, net

Interest expense, net increased $0.8 million, or 3.2%, to $26.3 million during the year ended January 3, 2026, compared to $25.5 million for the year ended January 4, 2025. The increase was primarily due to a decrease in interest income from the Company's short-term investments during the year ended January 3, 2026 compared to the year ended January 4, 2025, as well as an increase in the amortization of deferred financing costs.

Other Expense

We recognized expense of $0.1 million during the year ended January 3, 2026, compared to $5.4 million for the year ended January 4, 2025 primarily related to the remeasurement of our TRA liability.

Income Tax Expense

We recognized income tax expense of $4.7 million during the year ended January 3, 2026, compared to $2.2 million for the year ended January 4, 2025, an increase of $2.5 million or 116.2%. Income tax expense recognized in the year ended January 3, 2026 differs from the federal statutory income tax rate primarily as a result of noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the year ended January 4, 2025 differs from the federal statutory income tax rate primarily due to state income taxes and noncontrolling interests.

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

EBITDA and Adjusted EBITDA. We define EBITDA as net income before interest, taxes, depreciation and amortization. We believe that EBITDA, which eliminates the impact of certain expenses that we do not believe reflect our underlying business performance, provides useful information to investors to assess the performance of our business. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for the impact of certain additional non-cash and other items that we do not consider in our evaluation of ongoing performance of our core operations. These items include non-cash equity-based compensation expense, non-cash gains and losses on remeasurement of our tax receivable agreement liability, contractual cash interest on our tax receivable agreement liability, loss on disposal or impairment of assets, transaction costs, business transformation costs and other one-time expenses and/or gains. Business transformation costs primarily include expenses related to our business transformation and optimization efforts that do not qualify as capital expenditures under applicable accounting principles. We believe that Adjusted EBITDA is an appropriate measure of operating performance in addition to EBITDA because it eliminates the impact of other items that we believe reduce the comparability of our underlying core business performance from period to period and is therefore useful to our investors in comparing the core performance of our business from period to period. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in methods of calculation.

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	Years Ended
	January 3, 2026	January 4, 2025
(in thousands)
Net income	$11,869	$14,681
Interest expense, net	26,307	25,492
Income tax expense	4,735	2,190
Depreciation and amortization	20,402	20,279
EBITDA	$63,313	$62,642
Equity-based compensation(1)	6,531	5,150
Remeasurement of tax receivable agreement liability(2)	91	5,399
Gain on sale of center(3)	—	(81)
Loss on disposal or impairment of assets(4)	125	—
Legal settlements(5)	261	(724)
Executive severance(6)	465	1,548
Reorganization costs(7)	240	630
Terminated debt offering costs (8)	—	941
Business transformation costs (9)	2,236	—
Adjusted EBITDA	$73,262	$75,505

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

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our members. We had cash and cash equivalents of $76.1 million as of January 3, 2026.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through January 3, 2026 are currently expected to be $201.5 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statements of Operations in the period in which the change occurs.

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

We anticipate our cash on hand and future cash flows from operations will provide the funds needed to meet the anticipated cash-based capital expenditure needs in fiscal year 2026.

We also have contractual obligations, including non-cancellable operating leases for office space and various retail locations, with terms expiring through 2031. Future maturities of our operating lease liabilities as of January 3, 2026 is presented within the notes to our audited consolidated financial statements (Note 9—Leases), included elsewhere in this annual report on Form 10-K.

Additionally, we have various contractual commitments with third parties whereby we expect to pay $22.8 million in fiscal year 2026, through cash on hand and operating cash flows.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn at closing and as of January 3, 2026. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Under the TRA, as a result of certain types of transactions and other factors, including a transaction resulting in a change of control, we may also be required to make payments to the EWC Ventures pre-IPO members in amounts equal to the present value of future payments we are obligated to make under the TRA. The General Atlantic equity holders waived this payment in connection with the transactions contemplated by the Merger Agreement. If the Mergers are not consummated and in the future we are obligated to provide a change of control payment under the TRA, there can be no assurance that we will be able to fund or finance our obligations under the TRA. If the payments under the TRA are accelerated, we may be required to raise additional debt or equity to fund such payments. To the extent that we are unable to make payments under the TRA for any reason (including because the Company’s securitized financing facility restricts the ability of our subsidiaries to make distributions to us), under the terms of the TRA Agreement such payments will be deferred and will accrue interest until paid. If we are unable to make payments due to insufficient funds to make such payments, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.

Summary Statements of Cash Flows

The following table sets forth the major components of our Consolidated Statements of Cash Flows for the periods presented (amounts in thousands):

	Years Ended
	January 3, 2026	January 4, 2025
Net cash provided by (used in):
Operating activities	$52,999	$56,506
Investing activities	(2,912)	(386)
Financing activities	(23,800)	(59,154)
Net increase (decrease) in cash	$26,287	$(3,034)

Operating Activities

During the year ended January 3, 2026, net cash provided by operating activities was $53.0 million and consisted of $11.9 million net income combined with $37.4 million of non-cash items, consisting primarily of depreciation and amortization, provision for inventory obsolescence and bad debts, deferred income taxes, remeasurement of the TRA, equity-based compensation and $3.8 million of net cash provided by working capital and other activities. Cash provided by working capital and other activities during the year ended January 3, 2026 reflect decreases in inventory and prepaid expenses and other assets of $1.4 million and $1.3 million, respectively and increases in accounts payable and accrued liabilities of $7.6 million, and was partially offset by decreases in deferred revenue and other long-term liabilities of $1.2 million and $1.6 million, respectively and increases in accounts receivable of $3.7 million. The $3.5 million decrease in cash provided by operating activities during the year ended January 3, 2026, as compared to the year ended January 4, 2025 was primarily the result of a $2.8 million decrease to net income and decreases in non-cash items of $2.1 million, partially offset by an increase in net cash provided by working capital and other activities of $1.4 million.

Investing Activities

During the year ended January 3, 2026 and January 4, 2025, we used $2.9 million and $0.5 million of cash, respectively, for capital expenditures. In addition, during the year ended January 4, 2025, we received proceeds of $0.1 million from the sale a corporate-owned center.

Financing Activities

During the year ended January 3, 2026 cash used in financing activities was $23.8 million compared to net cash provided by financing activities of $59.2 million for the for the year ended January 4, 2025. Financing activities during the year ended January 3, 2026 consisted primarily of the following payments:

•
$9.8 million in payments made pursuant to the TRA
•
$6.1 million used to repurchase 1,428,828 shares of Class A common stock and pay prior year excise tax
•
$3.8 million in tax distribution payments to EWC Ventures members
•
$4.0 million repayment on the Class A-2 Notes and
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

Goodwill is tested annually for impairment on the first day of our fourth fiscal quarter, at a reporting unit level. We have determined that we have one reporting unit which is the same as our sole operating segment. We may elect to first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit. It is possible that changes in circumstances or changes in management’s judgments, assumptions and estimates could result in an impairment charge of a portion or all of its goodwill.

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

We performed our annual goodwill impairment test using the quantitative approach as of October 5, 2025 and concluded there was no impairment as of that date. The impairment test concluded that the reporting unit had a fair value in excess of its respective carrying amount. We believe our use of significant assumptions within our valuation models are reasonable estimates of likely future events. In addition, we also considered our market capitalization relative to our net assets as of the testing date. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

Significant assumptions inherent in the valuation methodologies include estimates of future projected business results (principally revenue and EBITDA), long-term growth rates, and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2025 included a weighted-average cost of capital of 16.3%, and a terminal growth rate of 4.0%. Based on the sensitivity analysis performed on these two key assumptions in the discounted cash flow model, a 100 basis point decrease in the long-term growth factor assumption or a 100 basis point increase in the discount rate assumption would not have resulted in a fair value below the reporting unit’s carrying value.

No goodwill impairment charges were recognized for goodwill for fiscal years 2025 or 2024. For additional information related to our goodwill, see Notes to Consolidated Financial Statements (Note 6—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

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

Indefinite-lived intangible assets, including our trade names, are tested for impairment annually on the first day of our fourth fiscal quarter, at the unit of account. We may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If we determine that it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, that asset is tested for impairment. After recognition of the impairment, if any, the asset is amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

When a quantitative analysis is performed, we test these assets using a “relief-from-royalty” valuation method to determine the fair value. Significant assumptions inherent in the valuation methodologies include, but are not limited to, future projected business results, growth rates, the discount rate for a market participant, and royalty rates.

We performed our annual impairment test for our trade name intangible asset using the quantitative approach as of October 5, 2025 and concluded there was no impairment as of that date. The impairment test concluded that the trade name had a fair value in excess of its respective carrying amount. We believe our use of significant assumptions within our valuation models are reasonable estimates of likely future events. Subsequent to this annual impairment test, no additional indications of an impairment were identified.

Significant assumptions inherent in the relief-from-royalty method include estimates of future projected business results (principally system-wide sales), long-term growth rates, royalty rates and the discount rate. We performed sensitivity analyses by using a range of inputs to confirm the reasonableness of long-term growth rate, royalty rate and discount rate estimates. Significant assumptions utilized in the impairment analysis performed during the fourth quarter of 2025 included a discount rate of 16.8%, a royalty rate of 5.0% and a terminal growth rate of 4.0%. Based on the sensitivity analysis performed in the relief-from-royalty model, a 100 basis point decrease in the royalty rate assumption would have resulted in a fair value below the trade name’s carrying value, and a 100 basis point increase in the discount rate would have resulted in a fair value below the carrying value.

No impairment charges were recognized for our intangible assets for fiscal years 2025 or 2024. For additional information related to our intangible assets, see Notes to the Consolidated Financial Statements (Note 6—Goodwill and Intangible Assets, net) contained elsewhere in this annual report on Form 10-K.

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

As of January 3, 2026, the Company recorded a liability of $201.5 million for expected future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through January 3, 2026.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of January 3, 2026 an increase in the variable index rate would not impact our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of European Wax Center, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of European Wax Center, Inc. and subsidiaries (the “Company”) as of January 3, 2026 and January 4, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended January 3, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and January 4, 2025, and the results of its operations and its cash flows for each of the two years in the period ended January 3, 2026, in conformity with accounting principles generally accepted in the United States of America.

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
March 4, 2026

We have served as the Company's auditor since 2019.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	January 3, 2026	January 4, 2025
ASSETS
Current assets:
Cash and cash equivalents	$76,060	$49,725
Restricted cash	6,421	6,469
Accounts receivable, net	10,957	7,283
Inventory, net	17,772	19,070
Prepaid expenses and other current assets	5,329	5,292
Total current assets	116,539	87,839
Property and equipment, net	10,788	2,313
Operating lease right-of-use assets	3,378	3,313
Intangible assets, net	412,826	432,160
Goodwill	39,112	39,112
Deferred income taxes	141,332	140,315
Other non-current assets	1,285	2,015
Total assets	$725,260	$707,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,118	$17,354
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	8,735	9,353
Deferred revenue, current portion	4,057	4,149
Operating lease liabilities, current portion	1,234	1,255
Total current liabilities	43,144	36,111
Long-term debt, net	374,827	373,246
Tax receivable agreement liability, net of current portion	192,735	194,917
Deferred revenue, net of current portion	4,732	5,836
Operating lease liabilities, net of current portion	2,244	2,318
Deferred tax liability	845	738
Other long-term liabilities	1,859	2,309
Total liabilities	620,386	615,475
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of January 3, 2026 and January 4, 2025, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 53,576,183 and 51,713,132 shares issued and 43,757,406 and 43,323,183 outstanding as of January 3, 2026 and January 4, 2025, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 10,628,216 and 12,005,172 shares issued and outstanding as of January 3, 2026 and January 4, 2025, respectively)	—	—
Treasury stock, at cost, 9,818,777 and 8,389,949 shares of Class A common stock as of January 3, 2026 and January 4, 2025, respectively	(86,240)	(80,148)
Additional paid-in capital	257,246	244,611
Accumulated deficit	(91,734)	(100,416)
Total stockholders' equity attributable to European Wax Center, Inc.	79,272	64,047
Noncontrolling interests	25,602	27,545
Total stockholders' equity	104,874	91,592
Total liabilities and stockholders' equity	$725,260	$707,067

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

	For the Years Ended
	January 3, 2026	January 4, 2025
REVENUE
Product sales	$112,566	$121,453
Royalty fees	52,409	53,094
Marketing fees	30,107	30,171
Other revenue	11,544	12,198
Total revenue	206,626	216,916
OPERATING EXPENSES
Cost of revenue	53,834	57,313
Selling, general and administrative	58,365	58,696
Advertising	30,898	32,949
Depreciation and amortization	20,402	20,279
Loss (gain) on disposal or impairment of assets	125	(2)
Gain on sale of centers	—	(81)
Total operating expenses	163,624	169,154
Income from operations	43,002	47,762
Interest expense, net	26,307	25,492
Other expense	91	5,399
Income before income taxes	16,604	16,871
Income tax expense	4,735	2,190
NET INCOME	$11,869	$14,681
Less: net income attributable to noncontrolling interests	3,187	4,219
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$8,682	$10,462
Net income per share
Basic - Class A Common Stock	$0.20	$0.22
Diluted - Class A Common Stock	$0.20	$0.22
Weighted average shares outstanding
Basic - Class A Common Stock	43,385,778	46,841,567
Diluted - Class A Common Stock	43,479,485	46,874,356

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of CASH FLOWS

(Amounts in thousands)

	For the Years Ended
	January 3, 2026	January 4, 2025
Cash flows from operating activities:
Net income	$11,869	$14,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,402	20,279
Amortization of deferred financing costs	5,924	5,590
(Decrease) provision for inventory obsolescence	(61)	259
Provision for bad debts	17	570
Gain on sale of centers	—	(81)
Loss on disposal of property and equipment	125	3
Deferred income taxes	4,345	2,334
Remeasurement of tax receivable agreement liability	91	5,399
Equity compensation	6,531	5,150
Changes in assets and liabilities:
Accounts receivable	(3,690)	1,327
Inventory, net	1,359	1,418
Prepaid expenses and other assets	1,315	2,800
Accounts payable and accrued liabilities	7,566	(417)
Deferred revenue	(1,196)	(1,704)
Other long-term liabilities	(1,598)	(1,102)
Net cash provided by operating activities	52,999	56,506
Cash flows from investing activities:
Purchases of property and equipment	(2,912)	(521)
Cash received for sale of center	—	135
Net cash used in investing activities	(2,912)	(386)
Cash flows from financing activities:
Principal payments on long-term debt	(4,000)	(4,000)
Distributions to EWC Ventures LLC members	(3,754)	(4,313)
Repurchase of Class A common stock	(6,092)	(40,148)
Taxes on vested restricted stock units paid by withholding shares	(171)	(557)
Dividend equivalents to holders of EWC Ventures units	(10)	(789)
Payments pursuant to tax receivable agreement	(9,773)	(9,347)
Net cash used in financing activities	(23,800)	(59,154)
Net increase (decrease) in cash, cash equivalents and restricted cash	26,287	(3,034)
Cash, cash equivalents and restricted cash, beginning of period	56,194	59,228
Cash, cash equivalents and restricted cash, end of period	$82,481	$56,194
Supplemental cash flow information:
Cash paid for interest	$21,671	$21,894
Cash paid for income taxes	$214	$498
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$105	$593
Property purchases included in additional paid-in capital	$6,526	$116
Right-of-use assets obtained in exchange for operating lease liabilities	$1,199	$592

The accompanying notes are an integral part of these consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

Consolidated Statements of STOCKHOLDERS' Equity

(Amounts in thousands, except share/unit and per share/unit amounts)

							Accumulated
	STOCKHOLDERS' EQUITY				Additional		other
	Class A Shares		Class B Shares		paid-in	Accumulated	comprehensive	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	loss	Stock	interests	equity
Balance at January 6, 2024	48,476,981	—	12,278,876	—	232,902	(110,878)	—	(40,000)	32,979	115,003
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	270,649	—	(270,649)	—	—	—	—	—	—	—
Vesting of restricted stock units	233,555	—	—	—	—	—	—	—	—	—
Forfeiture of unvested incentive units	—	—	(3,055)	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	5,266	—	—	—	—	5,266
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	(4,313)	(4,313)
Forfeiture of dividend equivalents payable to holders of EWC Ventures Units	—	—	—	—	—	—	—	—	10	10
Shares withheld for taxes on vested restricted stock units	(52,073)	—	—	—	(557)	—	—		—	(557)
Repurchase of Common Stock	(5,605,929)	—	—	—	—	—	—	(40,148)	—	(40,148)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	1,650	—	—	—	—	1,650
Allocation of equity to noncontrolling interests	—	—	—	—	5,350		—	—	(5,350)	—
Net income	—	—	—	—	—	10,462	—	—	4,219	14,681
Balance at January 4, 2025	43,323,183	—	12,005,172	—	244,611	(100,416)	—	(80,148)	27,545	91,592
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	1,376,956	—	(1,376,956)	—	—	—	—	—	—	—
Vesting of restricted stock units	219,307	—	—	—	—	—	—	—	—	—
Issuance and vesting of restricted stock awards	300,000	—	—	—	—	—	—	—	—	—
Equity compensation	—	—	—	—	13,057	—	—	—	—	13,057
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	—	(3,754)	(3,754)
Shares withheld for taxes on vested restricted stock units	(33,212)	—	—	—	(171)	—	—	—	—	(171)
Repurchase of Common Stock	(1,428,828)	—	—	—	—	—	—	(6,092)	—	(6,092)
Tax receivable liability and deferred taxes arising from secondary offering and other exchanges	—	—	—	—	(1,627)	—	—	—	—	(1,627)
Allocation of equity to noncontrolling interests	—	—	—	—	1,376	—	—	—	(1,376)	—
Net income	—	—	—	—	—	8,682	—	—	3,187	11,869
Balance at January 3, 2026	43,757,406	—	10,628,216	—	257,246	(91,734)	—	(86,240)	25,602	104,874

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The fiscal years ended January 3, 2026 (“fiscal year 2025”) and January 4, 2025 (“fiscal year 2024”) both consisted of 52 weeks.

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

(d) Segment information

The Company operates and manages its business as one reportable and operating segment. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Please refer to the Consolidated Statements of Operations for information concerning revenues, expenses and the measure of segment profit and loss, which is net income. The segment assets reviewed by the CODM are those reported on the Company’s Consolidated Balance Sheets. The CODM is regularly provided with only the consolidated expenses as noted in the Consolidated Statements of Operations. The Company generates revenues in the United States and all long-lived assets are also located in the United States. There are no major customers that comprise more than ten percent of our total revenue for the years ended January 3, 2026 and January 4, 2025.

(e) Revenue recognition

Revenues are recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue From Contracts with Customers.” The Company’s revenues are comprised of product sales, royalty fees, marketing fees, and other revenues which includes technology fees, franchise fees, and service revenues from corporate-owned European Wax Center locations.

Product sales

Product sales primarily include the sale of wax, wholesale products consumed in the application of wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Generally, franchisees take control when the risk of loss, title and insurable risks have transferred to the customer.

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

Initial franchise fees are payable by the franchisee upon signing a new franchise agreement, unless waived by us, and are recognized as revenue on a straight-line basis commencing at contract inception through the end of the initial franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Amounts collected in advance for franchise fees are recorded as deferred revenue on the Consolidated Balance Sheets.

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

(g) Selling, general and administrative

Selling, general and administrative expenses consist of costs associated with administrative and franchisee support functions related to our existing business as well as growth and development activities. These costs primarily consist of wages, benefits and other compensation-related costs, occupancy, third-party warehousing costs, corporate marketing costs, information technology, legal, accounting and other professional fees. Selling, general and administrative expenses, excluding equity- based compensation, are expensed when incurred, refer to (h) below for discussion of equity-based compensation. Third-party warehousing costs recorded as a component of selling, general and administrative expenses, which consists primarily of logistics services in the form of warehouse inventory storage management and fulfillment costs, were $2,475 and $2,417 for the fiscal years 2025 and 2024, respectively. Corporate marketing costs recorded as a component of selling, general and administrative expenses, which consists primarily of local and corporate marketing initiatives, sponsorships and influencers, were $2,092 and $2,678 for the fiscal years 2025 and 2024, respectively.

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

(j) Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s Consolidated Balance Sheets as deferred income taxes. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

(m) Net Income Per Share

Basic net income per share is calculated by dividing the net income attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share of Class B common stock under the two-class method has not been presented.

Diluted net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities using the more dilutive of either the treasury stock method or the if-converted method. Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock as they are convertible into shares of Class A common stock when exchanged with a corresponding number of EWC Ventures Units. Diluted net income per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

(n) Cash and cash equivalents

Cash and cash equivalents are comprised of cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of 90 days or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Interest income for the years ended January 3, 2026 and January 4, 2025 was $1,366 and $1,909, respectively, and is included within interest expense, net in the Consolidated Statements of Operations.

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

Goodwill and indefinite-lived intangible assets are tested for impairment annually on the first day of our fourth fiscal quarter, at a reporting unit level. Goodwill is recognized for the excess of the fair value of an acquired entity over the amounts assigned to identifiable assets acquired and liabilities assumed in a business combination and is not subject to amortization. For all periods presented, the Company concluded that we have one reporting unit, which is also our sole operating segment. The Company may elect to first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, or if we elect to bypass the qualitative assessment, we perform a quantitative impairment test. A quantitative impairment test of goodwill compares the fair value of the reporting unit to the carrying value. If the reporting unit’s carrying value exceeds its fair value, an impairment loss equal to the difference between the carrying value of the reporting unit and its fair value is recorded against goodwill. No impairment was recorded against goodwill for the fiscal years 2025 or 2024.

Indefinite-lived intangible assets, including the Company’s trade names, are tested for impairment at the unit of account. The Company may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If we determine that it is more likely than not that the fair value of our indefinite-lived intangible asset is less than its carrying value, or if we elect to bypass the qualitative assessment, a quantitative impairment test is performed by making a determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. If an indefinite-lived intangible is subsequently determined to have a finite useful life, the asset is first tested for impairment as described above and then amortized prospectively over its estimated remaining useful life in the same manner as other intangible assets that are subject to amortization. No impairment was recorded against the Company’s trade names for the fiscal years 2025 or 2024.

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

(w) Financial instruments

The carrying values of cash, restricted cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $25,592 as of January 3, 2026 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes, as defined in Note 8—Long-term debt, had an approximate fair value of $381,908 as of January 3, 2026, which was estimated using Level 2 inputs, obtained from an independent source, and based on quoted prices for recent trades of our Class A-2 Notes.

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

(y) Implications of being an Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards. We also intend to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The Company expects that it will no longer qualify as an emerging growth company following the conclusion of the fiscal year ending January 2, 2027.

(z) Recently adopted accounting pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which expands disclosures in an entity's income tax reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU for the year ended January 3, 2026 and the adoption did not have a material impact on the Company's consolidated financial statements.

(aa) Recently issued accounting pronouncements not yet adopted

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

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	January 3, 2026	January 4, 2025
Prepaid inventory	$1,013	$494
Prepaid insurance	1,085	1,139
Prepaid technology	1,876	1,908
Prepaid advertising	319	878
Prepaid commissions	290	345
Prepaid other & other current assets	746	528
Total	$5,329	$5,292

The prepaid other & other current assets amounts are primarily composed of prepaid service contracts.

4. Inventory

Inventory is comprised of finished goods. The allowance for obsolete inventory included in inventory on the Consolidated Balance Sheets was $201 and $317 as of January 3, 2026 and January 4, 2025, respectively.

A summary of changes in the provision for inventory obsolescence for fiscal years 2025 and 2024 is as follows:

	January 3, 2026	January 4, 2025
Balance, beginning of year	$317	$124
Charged to costs and expenses	(61)	259
Write-offs of reserved inventory	(55)	(66)
Balance, end of year	$201	$317

5. Property and equipment, net

Property and equipment consisted of the following:

	January 3, 2026	January 4, 2025
Computer and other equipment	$942	$846
Computer software	13,349	7,370
Furniture and fixtures	1,523	1,519
Leasehold improvements	3,109	3,109
Construction in process	4,122	667
Property and equipment	23,045	13,511
Less: accumulated depreciation	(12,257)	(11,198)
Property and equipment, net	$10,788	$2,313

Depreciation and amortization expense related to property and equipment was $1,068 and $944 for the years ended January 3, 2026 and January 4, 2025, respectively.

6. Goodwill and intangible assets, net

A summary of goodwill and intangible assets as of January 3, 2026 and January 4, 2025 is as follows:

	January 3, 2026
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	2.70	$118,376	$(86,447)	$31,929
Reacquired rights	4.29	76,545	(45,119)	31,426
		194,921	(131,566)	63,355
Indefinite-lived intangible:
Trade name	N/A	349,471	—	349,471
Total intangible assets		$544,392	$(131,566)	$412,826
Goodwill		$39,112	$—	$39,112

	January 4, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Franchisee relationships	3.71	$118,376	$(74,474)	$43,902
Reacquired rights	5.30	76,545	(37,758)	38,787
		194,921	(112,232)	82,689
Indefinite-lived intangible:
Trade name	N/A	349,471	—	349,471
Total intangible assets		$544,392	$(112,232)	$432,160
Goodwill		$39,112	$—	$39,112

Area representative rights represent an agreement with area representatives to sell franchise licenses and provide support to franchisees in a geographic region. From time to time, the Company enters into agreements to reacquire certain area representative rights. There were no reacquisition costs in the years ended January 3, 2026 and January 4, 2025.

The initial term of the area representative agreements is ten years with an additional ten-year renewal at the option of the area representative. The reacquired rights are amortized on a straight-line basis over the remaining expected term of the agreement prior to the reacquisition. Amortization expense for reacquired rights was $7,362 for each of the years ended January 3, 2026 and January 4, 2025.

Franchisee relationships are amortized on a straight-line basis over the estimated useful life of the asset. Amortization expense for franchisee relationships was $11,973 for each of the years ended January 3, 2026 and January 4, 2025.

Amortization expense for franchisee relationship and reacquired rights are included in depreciation and amortization expense on the Consolidated Statements of Operations.

Future expected amortization expense of the Company’s intangible assets as of January 3, 2026 is as follows:

Fiscal Years Ending	Franchisee Relationships	Reacquired Rights
2026	$11,973	$7,362
2027	11,973	7,362
2028	7,983	7,362
2029	—	5,832
2030	—	2,262
Thereafter	—	1,246
Total	$31,929	$31,426

7. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	January 3, 2026	January 4, 2025
Accounts payable	$6,305	$5,615
Accrued inventory	1,545	2,248
Accrued compensation	5,423	4,630
Accrued taxes and penalties	418	1,013
Accrued technology and subscription fees	430	139
Accrued interest	1,086	1,156
Accrued professional fees	948	632
Accrued advertising	2,855	1,212
Accrued litigation	5,000	—
Accrued dividend equivalents	—	10
Other accrued liabilities	1,108	699
Total Accounts payable and accrued liabilities	$25,118	$17,354

8. Long-term debt

Long-term debt consists of the following:

	January 3, 2026	January 4, 2025
Class A-2 Notes	$386,000	$390,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	382,000	386,000
Less: unamortized debt discount and deferred financing costs	(7,173)	(12,754)
Total long-term debt, net	$374,827	$373,246

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (”Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn at closing and as of January 3, 2026.

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

Interest on the Variable Funding Notes will be payable at per annum rates based on term SOFR (plus a credit adjustment spread) or the lenders’ commercial paper funding rate plus 212.5 basis points. There is a commitment fee on the unused portion of the Variable Funding Notes facility, equal to 50 basis points per annum. Any outstanding principal and related interest on the Variable Funding Notes is required to be repaid in full on or prior to March 2025, subject to two additional one-year extensions at the option of the Company. The Company exercised the first one-year extension in March 2025 and expects to exercise the second one-year extension in March 2026. Following the required repayment date (and any extensions thereof), additional interest will accrue on the Variable Funding Notes equal to 5.00% per annum.

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

Anticipated future principal payments on long-term debt as of January 3, 2026 include a $4,000 payment in fiscal 2026 (classified within current liabilities) and a $382,000 payment in fiscal 2027 based on the Anticipated Repayment Date (classified within non-current liabilities as a result of the legal maturity date in March 2052).

9. Leases

The Company leases various corporate-owned centers and office space to support ongoing business operations under non-cancellable lease agreements with terms expiring through 2031. These lease agreements typically have a lease term ranging from one to 10 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options allow us to extend certain leases for an additional five to 10 years. Most lease arrangements contain tenant improvement allowances, rent holidays and/or rent escalation clauses. In addition to base rent, certain leases require the Company to pay a portion of real estate taxes, utilities, building operating expenses, insurance and other charges. Certain of our leases are subject to variable lease payments that are determined on a basis other than an index or a rate. As such, they are excluded from the calculation of lease liabilities and right-of-use assets and are expensed as incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We have no related party leases or any remaining subleases.

Total lease costs consisted of the following:

	For the Years Ended
	January 3, 2026	January 4, 2025
Operating lease costs	$1,335	$1,324
Variable lease costs	665	684
Total lease costs	$2,000	$2,008

Future maturities of operating lease liabilities as of January 3, 2026 were as follows:

Fiscal Years Ending
2026	$1,396
2027	1,329
2028	515
2029	363
2030	221
Thereafter	16
Total lease payments	3,840
Less: amount representing interest	(362)
Present value of lease liabilities	3,478
Less: current portion	(1,234)
Operating lease liabilities, net of current portion	$2,244

The weighted average lease term and discount rate of our operating leases were as follows:

	January 3, 2026	January 4, 2025
Weighted average remaining lease term (years)	3.2	3.2
Weighted average discount rate	5.9%	5.3%

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	For the Years Ended
	January 3, 2026	January 4, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,459	$1,456

10. Commitments and contingencies

Purchase Commitments

As of January 3, 2026, the Company had purchase commitments of approximately $28,588, primarily related to inventory, technology and advertising, of which the Company expects to pay $22,765 during fiscal year 2026.

Litigation

On July 1, 2025, a class-action lawsuit captioned Sydney Dunn v. European Wax Center, Inc. was filed in the United States District Court for the Northern District of California against the Company by a putative class representing users who booked a reservation on the Company’s website, asserting various privacy-related claims stemming from the Company’s purported use of digital tracking technologies on its website. While we anticipate a loss is probable in this matter, we also anticipate an insurance loss recovery is probable. Consequently, we have accrued an estimated loss and a corresponding insurance receivable, net of the policy’s deductible. Because the litigation is in its early stages, the actual loss could vary from our current estimate of $5,000; however, we do not believe the loss would exceed our insurance policy’s $5,000 coverage limits. Accordingly, we do not expect the impact to our Consolidated Statement of Operations to exceed the policy’s $250 deductible, which we have recorded in Selling, general and administrative during the year ended January 3, 2026.

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

Share Exchange Transactions

During the year ended January 4, 2025 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 270,649 EWC Ventures Units and the corresponding shares of Class B common stock for 270,649 newly issued shares of Class A common stock.

During the year ended January 3, 2026 certain EWC Ventures Post-IPO Members exercised their exchange rights and exchanged 1,376,956 EWC Ventures Units and the corresponding shares of Class B common stock for 1,376,956 newly issued shares of Class A common stock.

These exchange transactions, together with the share exchanges completed in connection with the secondary public offerings described above, increased the Company’s ownership interest in EWC Ventures.

Dividends

During the year ended January 4, 2025 we paid $789, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2024. During the year ended January 3, 2026 we paid $10, or $3.30 per unit, in dividend equivalents to holders of EWC Ventures Units that vested during fiscal year 2025. These payments were funded through existing cash and proceeds from the Company’s securitization transaction (See Note 8—Long-term debt for more information).

Share Repurchases

On May 13, 2024, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to repurchase up to $50,000 of its shares of Class A common stock (the “2024 share repurchase plan”). During the year ended January 3, 2026, the Company repurchased 1,428,828 shares of Class A common stock at an average price of $4.00 per share for $5,709, including broker commission. Additionally, the Company paid $383 in excise tax pursuant to the Inflation Reduction Act of 2022 for the net shares repurchased during fiscal 2024. As of January 3, 2026, we have cumulatively repurchased $45,857 authorized under the 2024 share repurchase plan.

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

The following table summarizes the ownership of EWC Ventures as of January 3, 2026:

	January 3, 2026
	Units Owned	Ownership Percentage
European Wax Center, Inc.	43,757,406	80.5%
Noncontrolling interests	10,628,216	19.5%
Total	54,385,622	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the periods indicated:

	For the Years Ended
	January 3, 2026	January 4, 2025
Net income attributable to European Wax Center, Inc.	$8,682	$10,462
Transfers from noncontrolling interests:
Increase in additional-paid-in-capital as a result in ownership changes in EWC Ventures	1,376	5,350
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$10,058	$15,812

13. Revenue from contracts with customers

Costs to obtain a contract

Costs to obtain a contract include commissions paid to area representatives associated with the sale of franchises within the area representative’s respective region. As of January 3, 2026 and January 4, 2025, $290 and $345 of commissions paid in connection with the sale of franchise licenses are capitalized within prepaid expenses and other current assets (short-term portion) and $795 and $1,086 are capitalized within other non-current assets (long-term portion), respectively. The commissions are amortized to expense over the expected life of the related franchise agreement. Commissions of $345 and $380 were amortized to selling, general and administrative expenses during the years ended January 3, 2026 and January 4, 2025, respectively.

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

The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 6, 2024	11,876
Revenue recognized that was included in the contract liability at the beginning of the year	(5,044)
Contract liability assumed by buyer of corporate-owned center	(187)
Increase, excluding amounts recognized as revenue during the period	3,340
Balance at January 4, 2025	9,985
Revenue recognized that was included in the contract liability at the beginning of the year	(3,272)
Increase, excluding amounts recognized as revenue during the period	2,076
Balance at January 3, 2026	$8,789

The weighted average remaining amortization period for deferred revenue is 2.7 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of January 3, 2026. The Company has elected to exclude short term contracts and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2026	$4,057
2027	1,089
2028	1,049
2029	859
2030	597
Thereafter	1,138
Total	$8,789

The summary set forth below represents the balances in deferred revenue as of January 3, 2026 and January 4, 2025:

	January 3, 2026	January 4, 2025
Franchise fees	$5,908	$7,053
Service revenue	2,881	2,932
Total deferred revenue	8,789	9,985
Long-term portion of deferred revenue	4,732	5,836
Current portion of deferred revenue	$4,057	$4,149

14. Equity-Based Compensation

2021 Omnibus Incentive Plan

In August 2021, the Company’s Board of Directors adopted the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) which became effective upon consummation of our IPO and provides for the grant of equity-based awards to employees, consultants, and non-employee directors. The 2021 Incentive Plan initially provided for an aggregate of 6,374,273 shares of Class A common stock that are reserved for issuance in respect of awards granted under the 2021 Incentive Plan. In addition, the number of shares reserved for issuance under the 2021 Incentive Plan will automatically increase each fiscal year beginning with fiscal year 2022 and ending with fiscal year 2031 by the lesser of (a) 1% of the total number of shares outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Incentive Plan are issued and outstanding or (b) such number of shares determined by the Company’s Board of Directors. As of January 3, 2026, there were 4,516,707 shares available for issuance under the 2021 Incentive Plan.

2025 Inducement Plan

On March 21, 2025, the Company’s Board of Directors approved the European Wax Center, Inc. 2025 Inducement Plan (the “2025 Inducement Plan”). In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the 2025 Inducement Plan by its stockholders. Pursuant to the Inducement Plan, the Company may grant nonqualified stock options, stock appreciation rights, restricted stock units and certain other stock-based awards for up to a total of 4,000,000 shares of Class A Common Stock of the Company, par value $0.00001 per share, to employees entering into employment or returning to employment after a bona fide period of non-employment with the Company.

Class A Common Stock Options

During the year ended January 3, 2026, we granted 1,767,187 options to certain employees under the 2021 Incentive Plan. In addition, during the year ended January 3, 2026, we granted 2,450,000 options to certain employees under the 2025 Inducement Plan. The weighted average exercise price of options granted during the year ended January 3, 2026 was $8.05 per share. During the year ended January 4, 2025, we granted 1,491,326 options with a weighted average exercise price of $11.16 per share to certain employees under the 2021 Incentive Plan. The options granted have a ten-year contractual term and will cliff vest on either the third or fourth anniversary of the date of grant, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair value of the options for the years ended January 3, 2026 and January 4, 2025 was $3.08 and $4.04, respectively. The total grant date fair value of the options will be recognized as equity-based compensation expense over the requisite service period.

A summary of activity related to the options is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 4, 2025	1,613,309	$11.85
Granted	4,217,187	8.05
Exercised	—	—
Expired	(434,506)	11.27
Forfeited	(1,261,537)	11.31
Outstanding at January 3, 2026	4,134,453	$8.20	9.2	$—
Exercisable at January 3, 2026	34,453	$17.00	2.2	$—

During the years ended January 3, 2026 and January 4, 2025, we recognized $1,633 and $1,269 of equity-based compensation expense related to the options in selling, general, and administrative expense, respectively. As of January 3, 2026, there was $10,091 of total unrecognized compensation expense related to outstanding options expected to be recognized over a weighted average period of 3.2 years.

For the options granted during fiscal years 2025 and 2024, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a trinomial lattice model.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the options granted during the year ended January 3, 2026 and January 4, 2025:

	For the Year Ended January 3, 2026	For the Year Ended January 4, 2025
Expected dividend yield	0.0%	0.0%
Expected volatility	67.0%	59.3%
Risk-free rate	4.2%	3.9%
Suboptimal exercise factor	2.5x	2.5x

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

Restricted Stock Units

During the years ended January 3, 2026 and January 4, 2025, we granted 1,915,347 and 583,723 restricted stock units (“RSUs”), respectively, to certain directors and employees under the 2021 Incentive Plan. In addition, during the year ended January 3, 2026, we granted 664,000 RSUs to certain employees under the 2025 Inducement Plan. The awards generally vest on the anniversaries of the date of grant over a period of two to four years, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the years ended January 3, 2026 and January 4, 2025 were $4.91 and $11.72, respectively, and were equal to the closing price of the underlying Class A common stock on the date of grant.

A summary of activity related to the RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 4, 2025	538,391	$12.49
Granted	2,579,347	4.91
Vested	(219,307)	12.40
Forfeited	(593,188)	7.31
Outstanding at January 3, 2026	2,305,243	$5.35

During the years ended January 3, 2026 and January 4, 2025, we recognized $4,082 and $3,605, respectively, of equity-based compensation expense related to the RSUs in selling, general, and administrative expense. As of January 3, 2026, there was $8,976 of total unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted average period of 2.6 years. The fair value of RSUs vested during the years ended January 3, 2026 and January 4, 2025 were $1,031 and $2,385, respectively.

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

Restricted Shares

On December 27, 2024, we granted 300,000 restricted shares of common stock ("Restricted Shares") to dolabra, which were issued during the year ended January 3, 2026. During the year ended January 3, 2026, 100,000 of the Restricted Shares vested. The remaining will vest as follows: (i) 100,000 shares upon the earlier of (1) October 1, 2026 and (2) the Company reporting SWS of $1.25 billion; and (ii ) 100,000 shares on the earlier of (1) October 1, 2027 and (2) the Company reporting SWS of $1.4 billion. The weighted average grant date fair value of the Restricted Shares granted during the year ended January 4, 2025 was $6.24 and was equal to the closing price of the underlying Class A common stock on the date of grant. The total grant date fair value of the Restricted Shares will be recognized as equity-based compensation expense over the requisite service period of 1.8 years, with a portion capitalized related to the development of internal-use software. During the year ended January 3, 2026, we recognized $128 of equity-based compensation expense related to the Restricted Shares in selling, general, and administrative expense and $930 was capitalized to Property and equipment, net. As of January 3, 2026, there was $788 of total unrecognized compensation cost related to outstanding Restricted Shares expected to be recognized over a weighted average period of 0.7 years.

Warrants

On December 27, 2024, we granted to dolabra warrants to purchase an aggregate amount of 2,730,000 shares of Common Stock (the “Warrants”) with a weighted average exercise price of $14.13. The Warrants have a ten-year contractual term and as of January 3, 2026, a total of 1,365,000 are exercisable with a weighted average exercise price of $14.13 and a remaining term of 9.0 years. The remaining 1,365,000 will become exercisable at varying dates through October 1, 2027 with a weighted average exercise price of $14.13. The weighted average grant date fair value of the Warrants granted during the year ended January 4, 2025 was $3.12 and was calculated using a trinomial lattice model. The total grant date fair value of the Warrants will be recognized as equity-based compensation expense over the requisite service period of 1.8 years, with a portion capitalized related to the development of internal-use software. During the year ended January 3, 2026, we recognized $689 of equity-based compensation expense related to the Warrants in selling, general, and administrative expense and $5,596 was capitalized to Property and equipment, net. As of January 3, 2026, there was $2,124 of total unrecognized compensation cost related to outstanding warrants expected to be recognized over a weighted average period of 0.7 years. Significant assumptions used in the lattice model was an expected dividend yield of 0.0%, expected volatility of 65.0%, risk-free rate of 4.4%, and a suboptimal exercise factor of 2.5x.

Summary of Equity-Based Compensation Expense

The Company recognized equity-based compensation expense in the following amounts within in selling, general and administrative expense on the Consolidated Statements of Operations:

	For the Years Ended
	January 3, 2026	January 4, 2025
Class A Common Stock Options	$1,633	$1,269
Restricted Stock Units	4,082	3,605
Restricted Shares and Warrants to vendor	816	25
Time-based Units	—	79
2.0x and 2.5x Units	—	172
Total	$6,531	$5,150

During the years ended January 3, 2026 and January 4, 2025, we recognized $1,860 and $697, respectively, of income tax benefit related to our equity-based compensation.

15. Employee retirement plan

The Company offers its employees the opportunity to participate in a defined contribution retirement plan, where eligible employees may contribute a percentage of their annual compensation subject to limitations set by the Internal Revenue Code. For the years ended January 3, 2026 and January 4, 2025, the employer match expense recognized under this plan was $613 and $485, respectively, of which, $577 and $453, respectively, is included in selling, general and administrative expenses and $36 and $32, respectively, is included in cost of revenue on the Consolidated Statements of Operations.

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

The components of income before income taxes and income tax expense were as follows:

	For the Years Ended
	January 3, 2026	January 4, 2025
Income before income taxes
Domestic	$16,604	$16,871
Foreign	—	—
Total	$16,604	$16,871

	For the Years Ended
	January 3, 2026	January 4, 2025
Current:
Federal	$—	$—
State	390	(144)
	390	(144)
Deferred:
Federal	3,562	2,550
State	783	(216)
	4,345	2,334

Income Tax Expense	$4,735	$2,190

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	For the Year Ended
	January 3, 2026
	Amount	Percent
Statutory federal income tax rate	$3,487	21.0%
State income taxes, net(1)	1,074	6.5%
Nontaxable or nondeductible items
Income attributable to noncontrolling interests	(669)	(4.0)%
Other	(82)	(0.5)%
Other adjustments
Tax Receivable Agreement	240	1.4%
Investment in EWC Ventures	2,546	15.3%
Recovery of Iterative / Imputed Interest	(263)	(1.6)%
Share Based Compensation	(2,038)	(12.3)%
Nondeductible executive compensation	460	2.8%
Other	(20)	(0.1)%
Effective income tax rate	$4,735	28.5%
(1)
The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, New York and Tennessee for fiscal 2025.

For the Year Ended
January 4, 2025
Statutory federal income tax rate	21.0%
State income taxes, net	(2.5)%
Income attributable to noncontrolling interests	(5.6)%
Nondeductible executive compensation	0.2%
Tax receivable agreement	0.2%
Investment in EWC Ventures	0.3%
Valuation allowance	—
Other	(0.6)%
13.0%

The amounts of cash taxes paid are as follows:

For the Year Ended
January 3, 2026
Federal	$—
State
California	(62)
New York	137
North Carolina	(28)
Tennessee	70
Texas	132
Virginia	(23)
Other	(12)
Foreign	—
Income taxes, net of amounts refunded	$214

Deferred tax assets and liabilities, were as follows as of January 3, 2026 and January 4, 2025:

	January 3, 2026	January 4, 2025
Deferred tax assets
Net operating losses	$26,806	$21,934
Investment in EWC Ventures	57,193	66,078
Tax receivable agreement	47,067	45,569
Excess interest expense	5,716	4,772
Equity-based compensation	3,915	1,425
Tax credits	384	285
Other	251	252
Total deferred tax assets	141,332	140,315
Deferred tax liabilities
Intangible assets	(845)	(738)
Total deferred tax liabilities	(845)	(738)
Net deferred tax asset	$140,487	$139,577

Net Operating Loss Carryforwards

As of January 3, 2026, the Company has $109,672 of gross federal net operating loss carryforwards and $69,232 of gross state net operating loss carryforwards. The federal and certain state net operating losses have an indefinite carryforward period and are subject to an annual limitation of 80% of current year taxable income. The remaining net operating losses expire at various dates through 2039.

Uncertain Tax Positions

As of January 3, 2026 the Company does not have any unrecognized tax benefits. The Company is subject to audit examinations at the federal and state levels by the tax authorities for all tax years since formation of the Company.

Tax Receivable Agreement

As of January 3, 2026, future payments under the TRA are expected to be $201,470. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the Consolidated Statement of Operations in the period in which the change occurs. As discussed above, the valuation allowance against the Company's deferred tax assets was released. As such, the full amount of the TRA liability has been recognized on our Consolidated Balance Sheets as of January 3, 2026. We recognized expense of $91 and $5,399 in other expense on our Consolidated Statement of Operations relating to remeasurements of the TRA during the years ended January 3, 2026 and January 4, 2025, respectively. During the years ended January 3, 2026 and January 4, 2025, we paid $9,777 and $9,419, respectively, to our pre-IPO members, some of whom are related parties, in accordance with the TRA.

18. Net income per share

Basic net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders for the periods subsequent to the Reorganization Transactions by the weighted average number of shares of Class A common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share of Class A common stock is computed by dividing net income attributable to Class A common shareholders by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities using the more dilutive of either the treasury stock method or the if-converted method.

The following table sets forth the computation of basic net income per share of Class A common stock for the years ended January 3, 2026 and January 4, 2025:

	For the Years Ended
	January 3, 2026	January 4, 2025
(in thousands, except for share and per share amounts)
Net income	$11,869	$14,681
Less: net income attributable to noncontrolling interests	3,308	4,349
Net income applicable to Class A common shareholders	$8,561	$10,332
Basic weighted average outstanding shares
Class A Common Stock	43,385,778	46,841,567
Basic net income per share applicable to shareholders:
Class A Common Stock	$0.20	$0.22

The following table sets forth the computation of diluted net income per share of Class A common stock for the years ended January 3, 2026 and January 4, 2025:

	For the Years Ended
	January 3, 2026	January 4, 2025
(in thousands, except for share and per share amounts)
Net income	$11,869	$14,681
Less: net income attributable to noncontrolling interests	3,303	4,346
Net income applicable to Class A common shareholders	$8,566	$10,335
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	43,385,778	46,841,567
Effect of dilutive securities:
RSUs and Restricted Shares	93,655	32,286
Options	52	503
Diluted weighted average outstanding shares - Class A Common Stock	43,479,485	46,874,356
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.20	$0.22

For all periods presented, diluted net income per share of Class A common stock was calculated using the treasury stock method for RSUs, Options, Restricted Shares, and Warrants.

Shares of Class B common stock do not share in the earnings or losses attributable to the Company and are therefore not participating securities. As such, separate presentation of basic and diluted net loss per share of Class B common stock under the two-class method has not been presented. Shares of Class B common stock are, however, considered potentially dilutive shares of Class A common stock because shares of Class B common stock, together with the related EWC Ventures Units, are exchangeable into shares of Class A common stock on a one-for-one basis. There were 10,628,216 and 12,005,172 shares of Class B common stock outstanding as of January 3, 2026 and January 4, 2025, respectively, which were determined to be anti-dilutive, and have therefore been excluded from the computation of diluted net income per share of Class A common stock.

In addition, for the year ended January 3, 2026, 3,824,453 options, 99,633 RSUs and Restricted Shares, and 2,730,000 Warrants were excluded from the computation of diluted net income per share of Class A common stock as they were determined to be antidilutive. In addition, for the year ended January 4, 2025, 1,113,309 options, 702,974 RSUs and Restricted Shares, and 2,730,000 Warrants were excluded from the computation of diluted net income per share of Class A common stock as they were determined to be antidilutive.

19. Subsequent Events

Merger Agreement

On February 9, 2026, following the end of fiscal 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glow Midco, LLC, a Delaware limited liability company and an affiliate of General Atlantic, our largest stockholder (“Parent”), Glow Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub Inc.”), Glow Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub LLC,” and together with Parent and Merger Sub Inc., the “Buyer Parties”) and EWC Ventures, providing for (i) the merger of Merger Sub Inc. with and into the Company, with the Company continuing as the surviving corporation, and (ii) the merger of Merger Sub LLC with and into EWC Ventures, with EWC Ventures continuing as the surviving limited liability company (collectively, the “Mergers”). A special committee (the “Special Committee”) of independent and disinterested members of the Company’s Board of Directors unanimously adopted resolutions recommending that the Company’s Board of Directors approve the Merger Agreement and the transactions contemplated thereby and recommending that the Company’s stockholders unaffiliated with the Buyer Parties approve and adopt the Merger Agreement. Thereafter, the Company’s Board of Directors unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Merger Agreement states that each share of class A common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of class B common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80 (less the class B common stock consideration per share).

The Merger Agreement contains certain customary termination rights, including, without limitation, a right for Parent or the Company to terminate if the transaction is not completed by 11:59 p.m. Eastern time on August 9, 2026. Termination under specified circumstances will require the Company to pay the Parent a termination fee of $6.6 million or Parent to pay the Company a termination fee of $19 million, plus in either case enforcement costs not to exceed $2 million.

The consummation of the Mergers is subject to various conditions, including but not limited to (i) affirmative vote of the holders of a majority of all of the outstanding shares of Company common stock to adopt the Merger Agreement; and (ii) the affirmative vote of the holders of a majority of the outstanding shares of Company common stock held by the stockholders unaffiliated with the Buyer Parties to adopt the Merger Agreement.

There can be no assurance that the Merger Agreement or any related transaction will be consummated.

United States Supreme Court Ruling on Tariffs

On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). We do not believe this will have a material impact on our consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that as of January 3, 2026, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the COSO framework. Based on this assessment, our management concluded that, as of January 3, 2026, our internal control over financial reporting is effective.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen weeks ended January 3, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated herein by reference to our Definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

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

Item 11. Executive Compensation.

The information called for by this item is incorporated herein by reference to our Definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to our Definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated herein by reference to our Definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is incorporated herein by reference to our Definitive Proxy Statement relating to our 2026 annual meeting of stockholders to be filed with the SEC. In the event such definitive proxy statement is not filed with the SEC in the 120-day period after the end of the fiscal year covered by this Form 10-K, the information called for by this item will be included in an amendment to this Form 10-K that will be filed by the Company not later than the end of such 120-day period.

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

2.4†

Agreement and Plan of Merger, dated as of February 9, 2026, by and among European Wax Center, Inc., EWC Ventures, LLC, Glow Midco, LLC, Glow Merger Sub 1, Inc., and Glow Merger Sub 2, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026).

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

10.6

First Amendment to Tax Receivable Agreement, dated as of December 30, 2024, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 11, 2025).

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

10.11+	European Wax Center, Inc. 2025 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).

10.12+	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).
10.13+	Form of Inducement Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).
10.14+

Form of Employee Restricted Stock Unit Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.15

Restricted Stock Award Agreement, dated December 27, 2024 by and between dolabra holdings llc and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2025).

10.16	Form of dolabra Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2025).
10.17	Form of First Amendment to dolabra Warrant, dated as of November 6, 2025, by and between European Wax Center, Inc. and dolabra holdings llc.
10.18

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

10.19

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

10.20

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

10.21

Management Agreement, dated April 6, 2022, among EWC Master Issuer LLC, EWC Holding Guarantor LLC, certain subsidiaries of EWC Master Issuer LLC party thereto, EWC Ventures, LLC, as Manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.22

Parent Company Support Agreement, dated April 6, 2022, between European Wax Center, Inc. and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.23+	European Wax Center, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.24+	Form of Severance Waiver and Employment Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).
10.25+

Offer Letter by and between EWC Corporate, LLC and Thomas Kim, dated as of March 6, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.26+

Offer Letter by and between EWC Corporate, LLC and Angela Jaskolski, dated as of July 2, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2025).

10.27+

Separation Agreement, dated as of March 10, 2025, by and among EWC Ventures LLC and Stacie Shirley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.28+

Consulting Agreement, dated as of March 10, 2025, by and among EWC Ventures LLC and Stacie Shirley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.29

Support Agreement, dated as of February 9, 2026, by and among European Wax Center, Inc., Glow Midco, LLC, and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026).

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

† The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

European Wax Center, Inc.

Date: March 4, 2026	By:	/s/ CHRISTOPHER MORRIS
Christopher Morris
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTOPHER MORRIS	Chief Executive Officer and Chairman	March 4, 2026
Christopher Morris	(Principal Executive Officer)

/s/ THOMAS KIM	Chief Financial Officer	March 4, 2026
Thomas Kim	(Principal Financial Officer)

/s/ CINDY THOMASSEE	Chief Accounting Officer and Controller	March 4, 2026
Cindy Thomassee	(Principal Accounting Officer)

/s/ ALEXA BARTLETT	Director	March 4, 2026
Alexa Bartlett

/s/ ANDREW CRAWFORD	Director	March 4, 2026
Andrew Crawford

/s/ LAURIE ANN GOLDMAN	Director	March 4, 2026
Laurie Ann Goldman

/s/ DORVIN D. LIVELY	Director	March 4, 2026
Dorvin D. Lively

/s/ NITAL SCOTT	Director	March 4, 2026
Nital Scott

/s/ JULIA HUNTER	Director	March 4, 2026
Julia Hunter