Form 10-K/A
period 2026-01-03
European Wax Center, Inc.
filed 2026-04-27
CIK 1856236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K
/A
Amendment No. 1

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
12b-2
of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the Registrant’s Class A common stock held by non-affiliates,
based on the closing price of the shares of Class A common stock as reported on The Nasdaq Stock Market LLC on the last business day of the registrant’s most recently completed second fiscal quarter (July 5, 2025) was $173.9 million.
As of April 21, 2026, the registrant had 44,315,571 and 10,519,105 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
European Wax Center, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended January 3, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2026 (the “Original Filing”), to include Items 10, 11, 12, 13 and 14 of Part III of Form
10-K.
Pursuant to General Instruction G(3) to Form
10-K,
we incorporated the above-referenced items in our Form
10-K
by reference to our definitive proxy statement, expecting to file such statement within 120 days after our fiscal year-end.
We are filing this Amendment to provide the information required in Part III of Form
10-K
because we have now determined that we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Filing.
For purposes of this Amendment, and in accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of our Original Filing. The cover page of our Original Filing is also amended to delete the reference to the incorporation by reference to our definitive proxy statement. No other changes have been made to the Form
10-K
other than those described above and in the immediately preceding paragraph. This Amendment does not reflect subsequent events occurring after the original filing date of the Form
10-K
or modify or update the financial statements, consents or any other items or disclosures made in the Form
10-K
in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Form
10-K
and the Company’s other filings with the SEC subsequent to the filing of the Form
10-K.
In addition, as required by Rule
12b-15
under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Amendment including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. Words including “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or “would,” or, in each case, the negative thereof or other variations thereon or comparable terminology are intended to identify forward-looking statements. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking.

These forward-looking statements include, but are not limited to: statements regarding the Merger Agreement (as defined herein) and the transactions contemplated thereby, the operational and financial results of the Company’s franchisees; the ability of the Company’s franchisees to enter new markets, select appropriate sites for new centers or open new centers; the effectiveness of the Company’s marketing and advertising programs and the active participation of its franchisees in enhancing the value of its brand; the failure of its franchisees to participate in and comply with its agreements, business model and policies; the Company’s and its franchisees’ ability to attract and retain guests; the effect of social media on the Company’s reputation; the Company’s ability to compete with other industry participants and respond to market trends and changes in consumer preferences; the effect of the Company’s planned growth on its management, employees, information systems and internal controls; the Company’s ability to retain or effectively respond to a loss of key executives; recruitment efforts; a significant failure, interruptions or security breach of the Company’s computer systems or information technology; the Company and its franchisees’ ability to attract, train, and retain talented wax specialists and managers; changes in the availability or cost of labor; the Company’s ability to retain its franchisees and to maintain the quality of existing franchisees; failure of the Company’s franchisees to implement business development plans; the ability of the Company’s limited key suppliers, including international suppliers, and distribution centers to deliver their products; changes in supply costs and decreases in the Company’s product sourcing revenue; the Company’s ability to adequately protect its intellectual property; the Company’s substantial indebtedness; the impact of paying some of the Company’s pre-IPO owners for certain tax benefits the Company may claim; changes in general economic and business conditions; the Company’s and its franchisees’ ability to comply with existing and future health, employment and other governmental regulations; complaints or litigation that may adversely affect the Company’s business and reputation; the seasonality of the Company’s business resulting in fluctuations in its results of operations; the impact of global crises on the Company’s operations and financial performance; the impact of inflation and rising interest rates on the Company’s business; the Company’s access to sources of liquidity and capital to finance its continued operations and growth strategy and the other important factors discussed under the caption “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended January 3, 2026, as well as other information we file with the Securities and Exchange Commission (“SEC”).

We caution investors, potential investors and others not to place undue reliance on the forward-looking statements contained in this Amendment. You are encouraged to read any further disclosures we may make in our future reports to the SEC, accessible on the SEC’s website at www.sec.gov, Investors Relations section of the Company’s website at www.waxcenter.com, or otherwise. Our website and information included in or linked to our website are not part of this Amendment.

These and other important factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Amendment. Any forward-looking statement that the Company makes in this Amendment speaks only as of the date of such statement, and we undertake no obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers of the Company
The Board presently consists of seven members. The persons listed below are the directors and executive officers of the Company as of April 3, 2026.
The name, position, business address, present principal occupation or employment and material occupations, positions, offices or employment for the past five (5) years of each of the Company’s directors and executive officers are set forth below.
All of the Company’s directors and executive officers can be reached c/o European Wax Center, Inc., 5830 Granite Parkway, 3rd Floor, Plano, Texas 75024, and each of the directors and executive officers is a citizen of the United States. Ages given are as of the date of this Amendment.
Directors

Name	Age	Position
Christopher Morris	55	Chief Executive Officer and Chairman
Alexa Bartlett	38	Director
Andrew Crawford	47	Director
Julia Hunter	41	Director
Dorvin D. Lively	67	Director
Laurie Ann Goldman	63	Director
Nital Scott	47	Director
Christopher Morris
has served as our Chief Executive Officer and chair of our Board since January 2025. Previously, Mr. Morris served as Chief Executive Officer and board member of Dave and Buster’s, an owner and operator of entertainment and dining venues, since June 2022, where he led the opening of 30 new locations and established an international expansion pipeline. Prior to joining Dave and Buster’s, Mr. Morris served as President and Chief Executive Officer of Main Event Entertainment, a leading provider of family-focused location-based entertainment and dining, from March 2018 to June 2022, and oversaw a period of significant revenue growth, in addition to its merger with Dave & Buster’s. Mr. Morris also served as President of California Pizza Kitchen from 2014 to 2018, where he played a key role in revitalizing the brand and returning the business to positive comparable store sales, and as Chief Financial Officer of On the Border Mexican Grill & Cantina from 2010 to 2014. Mr. Morris also served as Chief Financial Officer of CEC Entertainment, Inc., the owner and operator of the Chuck E. Cheese family entertainment and dining brand, from 2004 to 2010. Mr. Morris received a B.S. in Accounting from Missouri State University and an M.B.A. from the University of Kansas.
Alexa Bartlett
has served as a member of our Board since April 2021. Ms. Bartlett is a Principal at General Atlantic, focusing on investments in the firm’s Consumer sector. Prior to joining General Atlantic in 2020, Ms. Bartlett served as a Vice President at Warburg Pincus from 2016 to 2020. Prior to that, she was at Bain Capital, where she focused primarily on consumer and healthcare investments. Ms. Bartlett started her career in the Private Equity Group at Goldman Sachs. She also serves as a member of the board of directors of VEGAMOUR, Restore Hyper Wellness and Buff City Soap. Ms. Bartlett earned a B.A. in Engineering from Dartmouth College and an M.B.A. from Stanford Graduate School of Business. We believe Ms. Bartlett is well-qualified to serve on our Board because of her extensive financial services and business experience.
Andrew Crawford
has served as a member of our Board since April 2021. Mr. Crawford is a Managing Director and Global Head of General Atlantic’s Consumer sector. He also serves on General Atlantic’s Management Committee and is Chairman of the Portfolio Committee. Prior to joining General Atlantic in 2014, Mr. Crawford was at Advent International from 2003 to 2014, where he served as a senior member of the investment team focusing on the Retail & Consumer sector. He also serves as a member of the board of directors of Authentic Brands Group, Joe &

the Juice, Torchy’s Tacos and Buff City Soap. Mr. Crawford earned a B.S. in Business Administration & Accounting from Washington and Lee University and an M.B.A. from Harvard Business School. We believe Mr. Crawford is well-qualified to serve on our Board because of his extensive consumer sector experience and because of his experience serving on the boards of multiple companies.
Julia Hunter
has served as a member of our Board since August 2024. Ms. Hunter is currently a Managing Partner at Westview Ventures, a strategic advisory firm focusing on growth and
e-commerce
marketing, product strategy and brand development and strategy and currently serves as a member of the board of directors of A.L.C. Previously, Ms. Hunter served as Chief Executive Officer at Jenni Kayne, a luxury California lifestyle and fashion brand, from 2015 to 2024 when the brand grew revenue forty times over through both its
e-commerce
platform and its expanding brick and mortar footprint. Prior to that, Ms. Hunter served in various roles at Elizabeth and James, J. Crew, Louis Vuitton, and Loeffler Randall. Ms. Hunter started her career as an investment banking analyst at Revolution Partners. Ms. Hunter earned a B.A. in Economics from The University of California, San Diego. We believe Ms. Hunter is well-qualified to serve on our Board because of her extensive leadership experience and experience in the consumer industry.
Dorvin D. Lively
has served as a member of our Board since July 2021. Mr. Lively currently serves as the Executive Chairman of Buff City Soap. Previously, Mr. Lively served as President of Planet Fitness, Inc. from May 2017 to October 2022, and as Chief Financial Officer from 2013 to January 2020. Mr. Lively served as Chief Financial Officer of Planet Fitness, Inc. from July 2013 to May 2017. Prior to Planet Fitness, he held several roles at RadioShack from August 2011 to July 2013, including as Executive Vice President, Chief Financial Officer, interim Chief Executive Officer and Chief Administrative Officer. Prior to RadioShack, Mr. Lively was Chief Financial Officer of Ace Hardware Corp. His experience also includes previous positions at Maidenform Brands, Toys R Us, The Reader’s Digest Association and Pepsi-Cola International. Mr. Lively also serves as a member of the board of directors of Mister Car Wash, Inc. Mr. Lively earned a B.S. in accounting from the University of Arkansas. We believe Mr. Lively is well-qualified to serve on our Board because of his extensive leadership experience, knowledge of corporate finance matters and experience in the consumer services industry.
Laurie Ann Goldman
has served as a member of our Board since July 2021. She currently serves as Chief Executive Officer of Audien Hearing, a position which she has held since February 2026. Before that, Ms. Goldman served as Chief Executive Officer and President of Tupperware, a position which she held from October 2023 to July 2025. Before that, Ms. Goldman served as Chief Executive Officer of OVME from February 2023 to October 2023 and Avon North America from August 2018 to August 2019. Ms. Goldman has over 30 years of management and operating experience building consumer and retail businesses. She served as Chief Executive Officer of Spanx from 2002 to 2014. Prior to Spanx, she served in various marketing and operational leadership roles at The Coca-Cola Company for a decade. She also serves as a member of the board of directors of 101 Studios, ClubCorp and Cole Haan. Ms. Goldman earned a B.S. from the Moody School of Communication at the University of Texas at Austin. We believe Ms. Goldman is well-qualified to serve on our Board because of her significant leadership experience in the retail, consumer and business services industries and her experience serving on the boards of multiple companies.
Nital Scott
has served as a member of our Board since November 2021. Ms. Scott currently serves as Chief Financial Officer of K18 Hair. Previously, Ms. Scott served as Chief Financial Officer of Beautycounter from October 2017 to March 2022. Prior to this she served as Senior Vice President, Finance, from September 2014 to October 2017. Prior to Beautycounter, her professional experience includes roles as a Vice President in the Investment Banking division of Goldman Sachs and as an Audit Manager at KPMG. She also currently serves on the board of directors of Welch Foods, Inc. Ms. Scott earned a B.A. in Economics from U.C.L.A. and an M.B.A. from the Anderson School of Management at U.C.L.A. We believe Ms. Scott is well-qualified to serve on our Board because of her experience in the consumer products industry and her knowledge of corporate finance, accounting and capital markets matters.
Executive Officers

Name	Age	Position
Christopher Morris	55	Chief Executive Officer and Chairman
Angela Jaskolski	52	Chief Operating Officer
Thomas Kim	48	Chief Financial Officer
Katie Mullen	45	Chief Commercial Officer
Kurt Smith	46	Chief Development Officer
Cindy Thomassee	54	Chief Accounting Officer

The background of Christopher Morris is described above under “
Directors
”.
Angela Jaskolski
has served as our Chief Operating Officer since August 2025. She most recently served as Chief Store Officer at Madison Reed. Prior to joining Madison Reed, she was Chief Operating Officer at Thrive Pet Healthcare. Previously, Ms. Jaskolski spent over six (6) years at Self Esteem Brands, where she held multiple leadership roles, including Chief Operating Officer and President of Waxing the City. As Chief Operating Officer, she provided strategic oversight and drove the operating model across a portfolio of fitness, wellness and nutrition businesses. Earlier in her career, she held leadership roles at Regis Corporation, Pacifico’s Salons and Aveda, building deep industry expertise in customer experience, franchise development and field operations. Ms. Jaskolski holds a Bachelor of Science from North Dakota State University.
Thomas Kim
has served as our Chief Financial Officer since April 2025. Mr. Kim most recently served as Executive Vice President and Chief Financial Officer at Brinks Home, one of North America’s leading home security and alarm monitoring companies. Prior to joining Brinks Home, Mr. Kim was the Chief Financial Officer of Smoothie King, where he led all corporate development, strategy, IT, business intelligence, financial, accounting, and supply chain operations for the company. Mr. Kim has over 20 years of financial expertise, with a long history of guiding organizations through financial transformations, optimizing processes, and driving profitability. He holds a Master of Business Administration degree from Harvard Business School and a bachelor’s degree from the United States Military Academy at West Point.
Katie Mullen
has served as our Chief Commercial Officer since March 2025. She most recently served as Chief Customer Officer at JCPenney, where she oversaw
e-commerce
strategy and omnichannel development, with an added emphasis on customer marketing, engagement, analytics and more. Her role focused on driving strategies to transform customer engagement and accelerate company growth. Prior to her time at JCPenney, Ms. Mullen served as the Chief Digital Officer at Neiman Marcus Group. She led the neimanmarcus.com business and oversaw the performance marketing team responsible for product and category management, site merchandising, analytics, data science, promotions, drop-ship buying,
e-commerce
operations, establishing new sales channels and more. Ms. Mullen holds a Master of Business Administration degree from the University of Pennsylvania and a bachelor’s degree from Princeton University.
Kurt Smith
has served as our Chief Development Officer since July 2025. He most recently served as Vice President and General Manager of Pizza Hut Latin America and the Caribbean at Yum! Brands. He previously held senior roles as Chief Growth Officer for Pizza Hut in Latin America & Iberia and Chief Growth Officer for Pizza Hut Middle East, Turkey & Africa. Earlier in his career at Yum! Brands, Mr. Smith held leadership roles in Pizza Hut US and Pizza Hut South Pacific. Before joining Yum! Brands, he held roles at Bain & Company, Hewlett Packard and Deloitte. Mr. Smith holds a Master of Business Administration from the University of Chicago and a BSBA in Accounting from the University of Richmond.
Cindy Thomassee
has served as our Chief Accounting Officer since January 2022. She joined the Company in April 2021 as Senior Vice President Accounting and Controller. Prior to joining the Company, Cindy served in several roles at Francesca’s Holdings Corporation between 2007 and 2021, including as Chief Financial Officer, Chief Accounting Officer and Controller, Senior Vice President of Accounting and Controller, and Accounting Director and Controller. Prior to joining Francesca’s, Cindy held various accounting leadership positions in Bassett Furniture Industries, Alright Parking and Service Corporation International. Cindy is a Certified Public Accountant and holds a Bachelor of Science-Accounting degree from University of Houston – Clear Lake.

Corporate Governance
Board Composition
Our business and affairs are managed under the direction of the Board of Directors. Our Board of Directors consists of seven directors. Our Amended and Restated Certificate of Incorporation provides that our Board shall consist of at least three directors but not more than twenty (20) directors and that the number of directors may be fixed from time to time by resolution of our Board of Directors. Our Board is divided into three classes, as follows:

•
Class I, which consists of Alexa Bartlett and Julia Hunter. The terms of Ms. Bartlett and Ms. Hunter will continue until our 2028 annual meeting of stockholders and a successor is duly elected and qualified or until earlier death, resignation or removal;

•
Class II, which consists of Laurie Ann Goldman, Dorvin D. Lively and Nital Scott. The terms of Ms. Goldman, Mr. Lively and Ms. Scott will continue until our 2026 annual meeting of stockholders and a successor is duly elected and qualified or until earlier death, resignation or removal; and

•
Class III, which consists of Andrew Crawford and Chris Morris. The terms of Mr. Crawford and Mr. Morris will continue until our 2027 annual meeting of stockholders and a successor is duly elected and qualified or until earlier death, resignation or removal.

At this time, the Board of Directors believes that the classified board structure is in the best interest of the Company. The three-year term will ensure that at any given time the majority of the directors will have deep knowledge of the Company and a firm understanding of its goals, and it allows for continuity and stability of our Board, promoting the balance of long-term and short-term interests of the Company and its stockholders. The structure also safeguards the Company from third-party takeover attempts, as it will require a longer period to change majority control of the board. A classified board remains accountable to the Company’s stockholders. The directors continue to have a fiduciary responsibility to the stockholders, and the stockholders have the ability to elect one third of the Board of Directors annually to ensure their interests are represented.
Notwithstanding the foregoing, at the effective time of the Mergers (the “Effective Time”), the board of directors of the EWC Ventures, as the surviving corporation following the Mergers (the “Surviving Corporation”), will consist of the directors of Merger Sub Inc. as of immediately prior to the Effective Time, each to hold office in accordance with the certificate of incorporation and bylaws of the Surviving Corporation until their respective successors are duly elected or appointed and qualified, and the officers of Merger Sub Inc. as of immediately prior to the Effective Time will be the officers of the Surviving Corporation, each to hold office in accordance with the certificate of incorporation and bylaws of the Surviving Corporation until their respective successors are duly appointed.
We entered into a Stockholders’ Agreement prior to consummation of our initial public offering that provided the General Atlantic Equityholders (as defined below) with the right to nominate a specified number of our directors, determined based on the percentage of our common stock beneficially owned by the General Atlantic Equityholders immediately prior to the initial public offering. So long as the General Atlantic Equityholders beneficially own at least 30% of our outstanding common stock, the General Atlantic Equityholders are entitled to nominate three directors. When the General Atlantic Equityholders beneficially own less than 30% but at least 15% of our outstanding common stock, the General Atlantic Equityholders would be entitled to nominate two directors. Thereafter, the General Atlantic Equityholders would be entitled to nominate one director so long as they beneficially own at least 10% of the Company’s outstanding common stock. To the extent permitted under applicable regulations of the Nasdaq Global Select Market (the “Exchange”), for so long as the General Atlantic Equityholders have the right to nominate one director, the General Atlantic Equityholders shall be entitled to have one of their nominees serve on each committee of our Board of Directors. The General Atlantic Equityholders’ initial nominees for our board of directors were Alexa Bartlett, Andrew Crawford and Shaw Joseph. Mr. Joseph resigned from our board of directors in August 2024. In addition, the Stockholders’ Agreement (as defined below) prohibits us from increasing or decreasing the size of our Board of Directors without the prior written consent of the General Atlantic Equityholders so long as they or any of their affiliates or permitted transferees beneficially own shares representing 25% of our issued and outstanding common stock.
Our amended and restated certificate of incorporation provides that directors may be removed only for cause by the affirmative vote of at least 66 2∕3% of our outstanding shares of common stock. At any meeting of the Board of Directors, except as otherwise required by law, a majority of the total number of directors then in office will constitute a quorum for all purposes.

Annual Board and Committee Performance Review
Pursuant to our corporate governance guidelines, our Nominating and Governance Committee is responsible for reporting annually to the Board of Directors an evaluation of the overall performance of the Board of Directors. Additionally, the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee each provide that the respective committee is responsible for performing or participating in an annual evaluation of its performance, the results of which are presented to the Board of Directors.
Board of Directors Leadership Structure
Our corporate governance guidelines provide maximum flexibility to the Board of Directors in choosing a Chair of the Board of Directors. The corporate governance guidelines provide that such offices may be held by different people or the same person, as determined by the Board of Directors. The Board of Directors believes that it is in the best interests of the Company for the Board of Directors to make a determination regarding whether or not to separate the roles of the Chair and the Chief Executive Officer based on the then-current circumstances. The role of Chief Executive Officer and Chair of the Board of Directors is held by Chris Morris.
Board Meetings, Attendance and Committees
Our Board of Directors met five times during the year ended January 3, 2026. Other than Andrew Crawford, each director attended at least 75% of the aggregate meetings of the Board and meetings of the board committees on which such director served in 2025. The Board also approved certain actions by unanimous written consent in lieu of a meeting.
It is our policy that our directors attend annual meetings of stockholders.
As of the date hereof, our Board has three standing committees: the Audit Committee; the Compensation Committee and the Nominating and Governance Committee. Each committee operates under its own written charter adopted by the Board, each of which is available on our website at https://investors.waxcenter.com/corporate-governance/governance-overview. Information appearing on https://investors.waxcenter.com is not a part of and is not incorporated by reference in this Amendment.
Audit Committee
Our Audit Committee is composed of Dorvin D. Lively, Laurie Ann Goldman and Nital Scott, with Dorvin D. Lively serving as chair of the committee. Our Board of Directors has determined each member of our Audit Committee meets the definition of “independent director” under the rules of the Exchange and each member of our Audit Committee meets the definition of “independent director” under Rule
10A-3
under the Exchange Act. None of our Audit Committee members simultaneously serves on the audit committees of more than three public companies, including ours. Our Board of Directors has determined that Dorvin D. Lively is an “audit committee financial expert” within the meaning of the SEC’s regulations and applicable listing standards of the Exchange. The Audit Committee’s responsibilities include:

•	preparing the annual Audit Committee report to be included in our annual proxy statement;

•	overseeing and monitoring our accounting and financial reporting processes;

•	overseeing and monitoring the integrity of our financial statements and internal control system;

•	overseeing and monitoring the independence, retention, performance and compensation of our independent registered public accounting firm;

•	overseeing and monitoring the performance, appointment and retention of our internal audit department;

•	reviewing and discussing, with management and the internal audit group risk assessment and risk management policies, including risks related to cybersecurity and information technology systems;

•	overseeing and monitoring our compliance with legal and regulatory matters; and

•	providing regular reports to the Board of Directors.
During the year ended January 3, 2026, the Audit Committee met seven times.
Compensation Committee
Our Compensation Committee is composed of Andrew Crawford, Laurie Ann Goldman and Alexa Bartlett, with Andrew Crawford serving as chair of the committee. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee as may be permitted by applicable laws and in accordance with applicable rules of the Exchange. The Compensation Committee’s responsibilities include:

•	reviewing, evaluating and making recommendations to the full Board of Directors regarding our compensation policies and programs;

•
reviewing and approving the compensation of our chief executive officer, and recommend to the Board of Directors for approval, the compensation of other executive officers and key employees, including all material benefits, option or stock award grants and perquisites and all material employment agreements;

•	reviewing and making recommendations to the Board of Directors with respect to our incentive compensation plans, equity-based compensation plans and retirement plans;

•	administering incentive compensation and equity-related plans and retirement plans;

•	reviewing and making recommendations to the Board of Directors with respect to policies regarding the recovery or “clawback” of incentive compensation;

•	reviewing and making recommendations to the Board of Directors with respect to the financial and other performance targets that must be met; and

•	preparing an annual Compensation Committee report and taking such other actions as are necessary and consistent with the governing law and our organizational documents.
During the year ended January 3, 2026, the Compensation Committee met five times.
Nominating and Governance Committee
Our Nominating and Governance Committee is composed of Andrew Crawford, Julia Hunter, Dorvin D. Lively and Alexa Bartlett, with Andrew Crawford serving as chair of the committee. The Nominating and Governance Committee’s responsibilities include:

•	identifying candidates qualified to become directors of the Company, consistent with criteria approved by our Board of Directors;

•
recommending to our Board of Directors nominees for election as directors at the next annual meeting of stockholders or a special meeting of stockholders at which directors are to be elected, as well as to recommend directors to serve on the other committees of the Board of Directors;

•	recommending to our Board of Directors candidates to fill vacancies and newly created directorships on the board of directors;

•	setting and reviewing the compensation of non-executive members of the Board of Directors;

•	developing and recommending to our Board of Directors guidelines setting forth corporate governance principles applicable to the Company;

•	oversee the Company’s Social Responsibility program, encompassing the Company’s efforts with respect to environmental, social and governance (“ESG”) matters of significance; and

•	overseeing the evaluation of our Board of Directors.
During the year ended January 3, 2026, the Nominating and Governance Committee met 4 times.
Board Oversight of Risk Management
Management is responsible for the
day-to-day
management of risks the Company faces. The full Board of Directors has the ultimate oversight responsibility for the risk management process, and, through its committees, oversees risk in certain specified areas. In particular, our Audit Committee oversees management of enterprise risks as well as financial risks and is responsible for overseeing the review and approval of related party transactions. Our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our Nominating and Governance Committee oversees risks associated with business conduct and ethics. Our Nominating and Governance Committee also periodically reviews the Company’s policies and practices regarding the Company’s ESG and sustainability strategies, including a review of the Company’s reporting on ESG and sustainability and risks related to ESG. Pursuant to the Board of Directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full Board of Directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the Board of Directors and its committees. We have instituted an annual process that determines the most important enterprise risks based on severity, likelihood and ability to mitigate, and in turn develops action plans to address the risks. Enterprise risks include any significant event or circumstance that could impact the achievement of our business objectives. These risks include, among other things, strategic, operational, human capital, compliance, reputational, and ESG risks. These findings are presented to the Audit Committee and the full Board of Directors annually. The Audit Committee and the Board of Directors may consult with outside advisors to anticipate future threats and trends and will retain such outside advisors as they deem necessary.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. For a description of transactions between us and members of our Compensation Committee and affiliates of such members, please see “Item 13—Certain Relationships and Related Transactions, and Director Independence.”
Code of Conduct
We have adopted a code of conduct that applies to all of our employees, officers and directors (the “Code of Conduct”). The Code of Conduct is available on our website at https://investors.waxcenter.com/corporate-governance/governance-overview. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct affecting our directors or executive officers, we will disclose the nature of such amendment or waiver on that website or in a Current Report on Form
8-K.

Securities Trading Policy
We have adopted a securities trading policy that governs the purchase, sale, and other dispositions of the Company’s securities by directors, officers, and employees, as well as by the Company itself. We believe that our securities trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our securities trading policy is filed as exhibit 19 to this Amendment.
Corporate Governance Guidelines
We believe that good corporate governance is important to ensure that we are managed for the long- term benefit of our stockholders. The Board of Directors has adopted corporate governance guidelines to set clear parameters for the operation of our Board of Directors. Our corporate governance guidelines are available on our website at https://investors.waxcenter.com/corporate-governance/governance-overview.
Director Nomination Process
The Nominating and Governance Committee recommends, and the Board of Directors nominates, candidates to stand for election as directors. The Nominating and Governance Committee has the authority to engage search firms for the purpose of identifying highly qualified director candidates, for which such firms are paid a fee. Stockholders may also directly nominate persons to be elected as directors in accordance with our bylaws and applicable law, as described under “Additional Information-Requirements for Stockholder Proposals.”
Board Membership Criteria
We seek directors from diverse professional and personal backgrounds who combine a broad spectrum of experience and expertise with a reputation for integrity. This assessment will include an individual’s independence, as well as consideration of age, skills and experience, and a policy of promoting diversity, in the context of the needs of the Company.
Our Nominating and Governance Committee does not have a policy with respect to diversity, but takes into consideration each candidate’s ability, judgment and experience and the overall diversity and composition of our Board of Directors when recommending director nominees. The Nominating and Governance Committee periodically assesses the Company’s policies and procedures with respect to consideration of director nominees submitted by stockholders and reviews the qualifications of such candidates pursuant to these policies and procedures.
We look for a Board that represents diversity as to experience and that reflects a range of talents, ages, skills, viewpoints, professional experiences, geographies, and educational backgrounds.
Stockholder Engagement
We value stockholder engagement and strive for regular communication with our stockholders throughout the year. Prior to the announcement of the Mergers, we engaged with stockholders through quarterly earnings calls. In addition, we routinely participate in direct investor meetings and investment community conferences.
Communications with Directors
Stockholders and other interested parties wishing to communicate directly with our Board of Directors or individual directors may do so by writing to the Board of Directors or such individual c/o the Corporate Secretary, European Wax Center, Inc., 5830 Granite Parkway, 3rd Floor, Plano, Texas 75024. The Corporate Secretary will forward such communications to the Board of Directors or individual at or prior to the next meeting of the Board of Directors. The Corporate Secretary will not forward any communication determined in his good faith belief to be frivolous, unduly hostile, threatening or similarly unsuitable.

Prohibition on Hedging and/or Pledging our Common stock
We prohibit our directors, officers and other employees from engaging in short-term trading, short sales of our securities; purchasing or selling puts, calls or other derivative securities based on our securities; and entering into hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. We also prohibit our executive officers and directors from holding our securities in margin accounts or pledging our securities as collateral for a loan.

Item 11. Executive Compensation.
This section provides an overview of the compensation awarded to, earned by, or paid to our principal executive officer, our former principal executive officer, and our next two most highly compensated executive officers as of January 3, 2026 in respect of their service to us for the fiscal year ended January 3, 2026, whom we refer to collectively as our “named executive officers.” Our named executive officers are:

•	Christopher Morris, our Chief Executive Officer and Chairman;

•	David Berg, our former Chief Executive Officer and Executive Chair;

•	Thomas Kim, our Chief Financial Officer; and

•	Katie Mullen, our Chief Commercial Officer.
David Berg departed from his position as Chief Executive Officer and Executive Chair of the Board of Directors effective January 7, 2025 and continued to serve as a member of the Board of Directors through September 10, 2025.
Summary Compensation Table
The following table shows the compensation awarded to, earned by, or paid to our named executive officers in respect of their service to us for the fiscal years ended January 3, 2026 and January 4, 2025 (or such shorter period of service, if applicable):

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Nonequity Incentive Plan Compensation ($) (4)	All Other Compensation (4) (5)	Total ($)
Christopher Morris Chief Executive Officer and Chairman (6)	2025	795,000	—	3,846,000	6,844,500	763,128	3,455	12,252,083
David Berg Former Chief Executive Officer and Executive Chair (7)	2025 2024	13,832 311,539	— 250,000	— 499,993	— 3,180,743	— 118,423	11,719 52,904	25,551 4,413,602
Thomas Kim Chief Financial Officer (8)	2025	356,935	—	702,000	1,528,125	238,324	510	2,825,894
Katie Mullen Chief Commercial Officer (9)	2025	402,462	—	638,400	1,364,400	259,378	50,580	2,715,220

(1)	The amount reported in this column for 2024 for Mr. Berg represents a bonus received in connection with his appointment as Chief Executive Officer.
(2)
The values set forth in this column for 2025 and 2024 represent the grant date fair value of restricted stock unit (“RSU”) awards granted to each of our named executive officers other than Mr. Berg during 2025 and to Mr. Berg during 2024, in each case, computed in accordance with FASB ASC Topic 718, disregarding the effect of estimated forfeitures. The assumptions used to value the RSUs for this purpose are set forth in Note 14 to our consolidated financial statements included in our Annual Report on Form
10-K
for fiscal year 2025 and Note 14 to our consolidated financial statements included in our Annual Report on Form
10-K
for fiscal year 2024. For RSU awards granted in 2025 and 2024, the grant date fair value was calculated by multiplying the closing price of the underlying shares of Class A common stock on the date of grant by the number of RSUs granted.

(3)
The amounts reported in this column represent the aggregate grant date fair value of options to purchase our Class A common stock granted to each of our named executive officers other than Mr. Berg in 2025 and to Mr. Berg during 2024, in each case, computed in accordance with FASB ASC Topic 718, excluding the effects of estimated forfeitures. The assumptions used in the valuation of these awards are set forth in Note 14 to our consolidated financial statements included in our Annual Report on Form
10-K
for fiscal year 2025 and Note 14 to our consolidated financial statements included in our Annual Report on Form
10-K
for fiscal year 2024.

(4)
The amounts reported in this column represent each named executive officer’s annual bonus earned with respect to fiscal years 2025 and 2024, as applicable, based on the attainment of corporate performance goals as described below under “2025 Base Salary and Annual Bonus,” in the case of bonuses earned with respect to fiscal year 2025.

(5)
The amounts reported in this column for 2025 include life insurance premium payments for Mr. Morris ($2,224), Mr. Berg ($148), Mr. Kim ($510), and Ms. Mullen ($580); employer matching contributions to our 401(k) plan for Mr. Morris ($1,231); housing expenses for Mr. Berg ($11,571); and consulting fees for Ms. Mullen for the period she was a consultant for us prior to the commencement of her employment ($50,000). The amounts reported in this column for 2024 for Mr. Berg include life insurance premium payments ($2,689); employer matching contributions to our 401(k) plan ($13,800); and housing expenses ($36,415). Other than in the case of Mr. Berg, each named executive officer also received certain personal benefits, the aggregate value of which did not exceed $10,000 for each individual in either year.

(6)	Mr. Morris commenced employment on January 8, 2025.
(7)
Mr. Berg departed from his position as Chief Executive Officer and Executive Chair of the Board of Directors, effective January 7, 2025, and continued to serve as a member of the Board of Directors until September 10, 2025.

(8)	Mr. Kim commenced employment on April 7, 2025.
(9)	Ms. Mullen commenced employment on March 5, 2025. She was a consultant for us from January 28, 2025 until her start date.
Overview
Our executive compensation program is designed to attract, retain and reward key employees, to incentivize them to achieve key performance goals, and to align their interests with the interests of our stockholders. Our Compensation Committee is generally responsible for determining the compensation of our executive officers. Our Chief Executive Officer then in office made recommendations to our Compensation Committee about the compensation of his direct reports in respect of fiscal year 2025.
In 2025, our Compensation Committee continued to engage Meridian Compensation Partners, LLC, an independent compensation consulting firm, to assist it in evaluating the Company’s executive and director compensation practices, including program design, identification of an appropriate peer group for compensation comparison purposes and providing pay benchmarking data. Prior to engaging Meridian Compensation Partners, LLC, our Compensation Committee assessed the independence of Meridian Compensation Partners, LLC from management and, on the basis of that assessment and taking into consideration the independence factors that are required to be considered under applicable Nasdaq rules, determined that no relationships exist that would create a conflict of interest or that would compromise Meridian Compensation Partners, LLC’s independence.
2025 Base Salary and Annual Bonus
The employment agreement or offer letter with each named executive officer, described below, establishes a base salary for such officer, which was determined at the time that the named executive officer commenced employment with us. For 2025, the base salary for each of Mr. Morris, Mr. Berg (while employed as our Chief Executive Officer and Executive Chair), Mr. Kim, and Ms. Mullen was $800,000, $600,000, $475,000, and $480,000, respectively.
With respect to fiscal year 2025, each of our named executive officers (other than Mr. Berg) was eligible to receive an annual bonus, with the target amount of such bonus for each named executive officer initially set forth in his or her employment agreement or offer letter, described below. For fiscal year 2025, the target bonus amounts, expressed as a percentage of base salary, for each of Mr. Morris, Mr. Kim, and Ms. Mullen were as follows: 100%, 70%, and 60%, respectively. Annual bonuses for fiscal year 2025 for our named executive officers were based on the attainment of key financial, operational and other Company performance goals (70% of the annual bonus opportunity) and individual objectives (30% of the annual bonus opportunity), as determined by our Compensation Committee. The corporate performance goals for 2025 related to achieving certain levels of adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) (25%), new center openings (15%), same store sales (20%), and system wide sales (10%). For 2025, the Compensation Committee determined that all corporate performance goals were met between 7% and 133% of target, which led to payouts of between 53% and 150% of the target level of payout for such corporate performance goals, and that each named executive officer met his or her individual performance goals. Based on such level of achievement, each named executive officer (other than Mr. Berg) received a 2025 annual bonus as follows: Mr. Morris: $763,128; Mr. Kim, $238,324; and Ms. Mullen, $259,378. Bonus amounts reflect proration for the period that the named executive officer was employed by us, and for Ms. Mullen, include the time she was engaged as a consultant by us, during 2025.

Agreements with our Named Executive Officers
Each of Messrs. Morris and Kim and Ms. Mullen is party to an offer letter with EWC Corporate, LLC, one of our subsidiaries, that sets forth the terms and conditions of his or her employment with us. Prior to his termination of employment, Mr. Berg had been party to an employment agreement, as amended, with EWC Ventures, one of our subsidiaries, that set forth the terms and conditions of his employment with us. The material terms of the agreements are described below. The terms “cause,” “good reason,” and “change in control” referred to below are defined in the respective named executive officer’s employment agreement or offer letter or the Severance Plan (as defined below), as applicable.
Mr.
 Morris
. Mr. Morris is party to an offer letter that provides for an initial base salary of $800,000 per year, subject to review from time to time, and a target annual bonus equal to 100% of his annual base salary up to a maximum of 150% of his annual base salary, with the actual amount of the bonus earned based upon criteria established by our Compensation Committee or the Board of Directors and subject to Mr. Morris’ continued employment through the payment date. For fiscal year 2025, Mr. Morris was guaranteed a minimum bonus of $250,000. In addition, pursuant to Mr. Morris’ offer letter, he was granted 600,000 RSUs, an option to purchase 800,000 shares of our Class A common stock with an exercise price equal to the closing price of a share of our Class A common stock on the date of grant, an option to purchase 425,000 shares of our Class A common stock with an exercise price of $9.00, and an option to purchase 425,000 shares of our Class A common stock with an exercise price of $12.00, which grants are further described under “Equity Compensation” below.
Mr.
 Berg
. Prior to his departure as Chief Executive Officer and Executive Chair of the Board, Mr. Berg had been party to an employment agreement, as amended. In connection with his prior appointment as Executive Chair of the Board of Directors, effective September 30, 2023, Mr. Berg’s base salary decreased from $675,000 to $100,000. In connection with his appointment as Chief Executive Officer, effective August 12, 2024, Mr. Berg’s annual base salary was increased to $600,000, he was eligible to participate in the Company’s bonus program with a target bonus of 100% of base salary, he received a one-time
bonus in an amount equal to $250,000, and he was entitled to receive up to $7,500 per month for nine months for certain expenses incurred in connection with his service as Chief Executive Officer, including housing and travel.
Mr.
 Kim
. Mr. Kim is party to an offer letter that provides for an initial base salary of $475,000 per year, subject to review from time to time, and a target annual bonus equal to 70% of his annual base salary up to a maximum of 140% of his annual base salary, with the actual amount of the bonus earned based upon criteria established by our Board of Directors or our Compensation Committee and subject to Mr. Kim’s continued employment through the payment date. In addition, pursuant to Mr. Kim’s offer letter, he was granted 200,000 RSUs, an option to purchase 310,000 shares of our Class A common stock with an exercise price equal to the closing price of a share of our Class A common stock on the date of grant, an option to purchase 212,500 shares of our Class A common stock with an exercise price of $9.00, and an option to purchase 212,500 shares of our Class A common stock with an exercise price of $12.00, which grants are further described under “Equity Compensation” below.
Ms.
 Mullen
. Ms. Mullen is party to an offer letter that provides for an initial base salary of $480,000 per year, subject to review from time to time, and a target annual bonus equal to 60% of her annual base salary up to a maximum of 120% of her annual base salary, with the actual amount of the bonus earned based upon criteria established by our Compensation Committee or the Board of Directors and subject to Ms. Mullen’s continued employment through the payment date. In addition, pursuant to Ms. Mullen’s offer letter, she was granted 160,000 RSUs, an option to purchase 220,000 shares of our Class A common stock with an exercise price equal to the closing price of a share of our Class A common stock on the date of grant, an option to purchase 180,000 shares of our Class A common stock with an exercise price of $9.00, and an option to purchase 180,000 shares of our Class A common stock with an exercise price of $12.00, which grants are further described under “Equity Compensation” below.
Restrictive Covenants
Pursuant to his employment agreement, Mr. Berg has agreed that he will not compete with us or solicit or hire our employees, consultants or vendors during employment and for two years after his termination of employment and has agreed to perpetual confidentiality and non-disparagement
covenants and an assignment of intellectual property covenant. Pursuant to a Confidentiality;
Non-Interference
and Proprietary Rights Agreement, Messrs. Morris

and Kim and Ms. Mullen have each agreed that they will not solicit or hire our employees, guests, customers, franchisees, area representatives, vendors, suppliers, distributors, investors, licensees, regional developers, financial resources, agents, contractors, or any other associated third party with whom the applicable named executive officer may have had contact during his or her employment and for one year after his or her termination of employment and have agreed to perpetual confidentiality and non-disparagement
covenants and an assignment of intellectual property covenant. In addition, pursuant to his or her respective option award agreements and RSU award agreements, each of our named executive officers has agreed that he or she will not compete with us or solicit or hire our employees, consultants or vendors during employment and for two years after his or her termination of employment and has agreed to perpetual confidentiality and non-disparagement
covenants.
Severance upon Termination of Employment; Change in Control
Severance Plan
. Our Board of Directors has approved a Change in Control and Severance Plan (the “Severance Plan”), which provides that, in connection with a termination of the named executive officer’s employment by the Company without “cause” (other than due to death or disability) or resignation for “good reason,” in either case, other than within three months prior to, or on or within 24 months following, the consummation of a “change in control”, each named executive officer will be entitled to receive (i) payment of his or her base salary for a specified period (18 months for Mr. Morris and 12 months for Mr. Kim and Ms. Mullen), (ii) payment of an amount equal to a pro-rated
portion of his or her annual bonus for the fiscal year in which termination occurs (if any), based on actual performance for the year as determined by the Board of Directors (or a committee thereof) and pro-rated
based on the number of days the executive was employed during such fiscal year, and (iii) subject to the named executive officer’s election of COBRA coverage, payment of a monthly amount equal to the monthly health premiums for such coverage paid by the Company on behalf of the named executive officer and any eligible dependents immediately prior to the date of termination until the earlier of the end of a specified period (18 months for Mr. Morris and 12 months for Mr. Kim and Ms. Mullen), the date that the named executive officer and his or her eligible dependents cease to be eligible for COBRA coverage, and the date on which the named executive officer obtains health coverage from another employer.
In connection with a termination of the named executive officer’s employment by the Company without “cause” (other than due to death or disability) or resignation for “good reason”, in either case, within three months prior to, or on or within 24 months following, the consummation of a “change in control”, under the Severance Plan, each named executive officer will be entitled to receive (i) payment of an amount equal to a multiple (two and one half for Mr. Morris and two for Mr. Kim and Ms. Mullen) of the sum of (x) the named executive officer’s base salary and (y) his or her target annual bonus for the fiscal year in which termination occurs, payable over a specified period (30 months for Mr. Morris and 24 months for Mr. Kim and Ms. Mullen), (ii) payment of an amount equal to the named executive officer’s target annual bonus for the fiscal year in which termination occurs, pro-rated
based on the number of days the executive was employed during such fiscal year, (iii) subject to the named executive officer’s election of COBRA coverage, payment of a monthly amount equal to the monthly health premiums for such coverage paid by the Company on behalf of the named executive officer and any eligible dependents immediately prior to the date of termination until the earlier of the end of a specified period (30 months for Mr. Morris and 24 months for Mr. Kim and Ms. Mullen), the date that the named executive officer and his or her eligible dependents cease to be eligible for COBRA coverage, and the date on which the named executive officer obtains health coverage from another employer, and (iv) full vesting of all unvested equity or equity-based awards held by the named executive officer as of the separation date, with any equity or equity-based awards that are subject to performance-based vesting conditions vesting based on the achievement of the applicable performance goals at target, determined as if any applicable service-based vesting requirement had been met.
Severance under the Severance Plan is subject to the named executive officer’s execution and non-revocation
of a release of claims and continued compliance with the restrictive covenants in favor of the Company and its affiliates to which the named executive officer is bound.
The Severance Plan provides for a Section 280G
“better-of
provision” such that payments or benefits that each of our named executive officers receives in connection with a “change in control” will be reduced to the extent necessary to avoid the imposition of any excise tax under Sections 280G and 4999 of the Internal Revenue Code if such reduction would result in a greater after-tax
payment amount for the named executive officer.

Mr. Berg did not receive any payments or benefits in connection with his departure from the Company.
Equity Compensation
In connection with the commencement of his employment, on January 8, 2025, Mr. Morris was granted an option to purchase 800,000 shares of our Class A common stock with an exercise price equal to the closing price of a share of our Class A common stock on such date, an option to purchase 425,000 shares of our Class A common stock with an exercise price of $9.00, an option to purchase 425,000 shares of our Class A common stock with an exercise price of $12.00, and 600,000 RSUs, in each case, under the 2021 Omnibus Incentive Plan (the “2021 Plan”). The RSUs vest in four equal installments on each of the first four anniversaries of the date of grant, and the options to purchase shares of our Class A common stock cliff vest as to 100% of the shares underlying the options on the fourth anniversary of the date of grant, in all cases, generally subject to Mr. Morris’ continued employment with us through the applicable vesting date and subject to accelerated vesting upon a “change in control” as defined in the 2021 Plan.
In connection with the commencement of his employment, on April 7, 2025, Mr. Kim was granted an option to purchase 310,000 shares of our Class A common stock with an exercise price equal to the closing price of a share of our Class A common stock on such date, an option to purchase 212,500 shares of our Class A common stock with an exercise price of $9.00, an option to purchase 212,500 shares of our Class A common stock with an exercise price of $12.00, and 200,000 RSUs, in each case, under the 2025 Inducement Plan (the “Inducement Plan”). The RSUs vest in four equal installments on each of the first four anniversaries of the date of grant, and the options to purchase shares of our Class A common stock cliff vest as to 100% of the shares underlying the options on the fourth anniversary of the date of grant, in all cases, generally subject to Mr. Kim’s continued employment with us through the applicable vesting date.
In connection with the commencement of her employment, on March 21, 2025, Ms. Mullen was granted an option to purchase 220,000 shares of our Class A common stock with an exercise price equal to the closing price of a share of our Class A common stock on such date, an option to purchase 180,000 shares of our Class A common stock with an exercise price of $9.00, an option to purchase 180,000 shares of our Class A common stock with an exercise price of $12.00, and 160,000 RSUs, in each case, under our Inducement Plan. The RSUs vest in four equal installments on each of the first four anniversaries of January 28, 2025, and the options to purchase shares of our Class A common stock cliff vest as to 100% of the shares underlying the options on the fourth anniversary of January 28, 2025, in all cases, generally subject to Ms. Mullen’s continued employment with us through the applicable vesting date.
Equity Grant Practices
The Compensation Committee generally grants options annually to executives at its first scheduled meeting of the applicable fiscal year. Throughout the year, option awards may be made to new hires or in connection with promotions or other changes in employment. The Compensation Committee does not grant equity-based awards in anticipation of the release of material nonpublic information and does not time the disclosure of material nonpublic information for purposes of affecting the value of executive compensation.
The following table contains information required by Item 402(x)(2) of Regulation
S-K
about options granted to the Company’s named executive officers in 2025 during the period beginning four business days prior to and ending one business day following the filing of a periodic report on Form
10-Q
or Form
10-K,
or the filing or furnishing of a Form
8-K
that discloses material nonpublic information.

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Sh)	Grant date fair value of the award ($)
Percentage change
in the closing
market price of the
securities
underlying the
award between the
trading day ending
immediately prior
to the disclosure of
material nonpublic
information and the
trading day
beginning
immediately
following the
disclosure of
material nonpublic
information

Christopher Morris	1/8/2025 (1) 1/8/2025 (1) 1/8/2025 (1)	425,000 425,000 800,000	12.00 9.00 6.41	1,615,000 1,725,500 3,504,000	2.11 2.11 2.11	% % %
Katie Mullen	3/21/2025 (2) 3/21/2025 (2) 3/21/2025 (2)	180,000 180,000 220,000	12.00 9.00 3.99	370,800 399,600 594,000	6.23 6.23 6.23	% % %

(1)	Our Current Report on Form 8-K disclosing a press release including certain commentary regarding the fiscal year ended January 4, 2025 was filed on January 13, 2025.
(2)	Our Current Report on Form 8-K disclosing the approval of the Inducement Plan was filed on March 21, 2025.
Employee and Retirement Benefits
We provide broad-based health and welfare benefits that are available to our corporate employees, including our named executive officers, including health, vision, dental, short-term and long-term disability, and life insurance. We provide employer-paid premiums for basic life insurance for our employees at the level of vice president and above, including for each of our named executive officers, as reflected in the Summary Compensation Table above, at 1x their annual salary up to $500,000 in a life insurance benefit. In addition, we maintain a 401(k) retirement plan for our employees that provides employer safe-harbor matching contributions. Other than the 401(k) plan, we do not provide any qualified or non-qualified
retirement or deferred compensation benefits to our employees, including our named executive officers.
Clawback
In accordance with the requirements of the Dodd-Frank Act, SEC rules and Nasdaq listing standards, we maintain a clawback policy that requires recoupment of certain erroneously-awarded incentive compensation received by current or former executive officers in the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under applicable securities laws.

Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of January 3, 2026:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date		Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)
Christopher Morris	—	425,000	12.00	1/8/2035	(2)	—		—
	—	425,000	9.00	1/8/2035	(2)	—		—
	—	800,000	6.41	1/8/2035	(2)	—		—
	—	—	—	—		600,000	(3)	2,064,000
David Berg(8)	—	—	—	—		—		—
Thomas Kim	—	212,500	12.00	4/7/2035	(4)	—		—
	—	212,500	9.00	4/7/2035	(4)	—		—
	—	310,000	3.51	4/7/2035	(4)	—		—
	—	—	—	—		200,000	(5)	688,000
Katie Mullen	—	180,000	12.00	3/21/2035	(6)	—		—
	—	180,000	9.00	3/21/2035	(6)	—		—
	—	220,000	3.99	3/21/2035	(6)	—		—
	—	—	—	—		160,000	(7)	550,400

(1)	Based on the closing price of a share of our Class A common stock ($3.44) on January 2, 2026, the last trading day of fiscal year 2025.
(2)
Represents an option to purchase shares of our Class A common stock granted on January 8, 2025 that vests as to 100% of the underlying shares on the fourth anniversary of the date of grant, generally subject to the named executive officer’s continued service through the vesting date and subject to accelerated vesting upon a “change in control” as defined in the 2021 Plan.

(3)
Represents RSUs granted on January 8, 2025 that vest in four equal installments on each of the first four anniversaries of the date of grant, generally subject to the named executive officer’s continued employment through the applicable vesting date and subject to accelerated vesting upon a “change in control” as defined in the 2021 Plan.

(4)
Represents an option to purchase shares of our Class A common stock granted on April 7, 2025 that vests as to 100% of the underlying shares on the fourth anniversary of the date of grant, generally subject to the named executive officer’s continued service through the vesting date.

(5)
Represents RSUs granted on April 7, 2025 that vest in four equal installments on each of the first four anniversaries of the date of grant, generally subject to the named executive officer’s continued employment through the applicable vesting date.

(6)
Represents an option to purchase shares of our Class A common stock granted on March 21, 2025 that vests as to 100% of the underlying shares on the fourth anniversary of January 28, 2025, generally subject to the named executive officer’s continued service through the vesting date.

(7)
Represents RSUs granted on March 21, 2025 that vest in four equal installments on each of the first four anniversaries of January 28, 2025, generally subject to the named executive officer’s continued employment through the applicable vesting date.

(8)	Mr. Berg’s outstanding equity awards were forfeited in connection with his departure from the Company’s Board of Directors on September 10, 2025.
DIRECTOR COMPENSATION
The following table sets forth information concerning the compensation awarded to, earned by, or paid to our non-employee
directors during the fiscal year ended January 3, 2026. Messrs. Morris’ and Berg’s compensation for fiscal year 2025 is included with that of our other named executive officers above. In fiscal year 2025, Ms. Bartlett and Mr. Crawford did not receive compensation from the Company in respect of their service as non-employee
directors.

Name	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Total ($)
Alexa Bartlett	—	—	—
Andrew Crawford	—	—	—
Laurie Ann Goldman	50,000	125,000	175,000
Julia Hunter	50,000	125,000	175,000
Dorvin D. Lively	70,000	125,000	195,000
Nital Scott	50,000	125,000	175,000

(1)
The amounts reported in this column represent cash fees earned in respect of services that were rendered in fiscal year 2025. In addition to Mr. Lively’s annual cash retainer pursuant to his letter agreement as described below, Mr. Lively received a $20,000 director fee for his role as Chairman of the Audit Committee.

(2)
The amounts reported in this column represent the grant date fair value of RSUs granted in fiscal year 2025 to Ms. Goldman, Ms. Hunter, Mr. Lively, and Ms. Scott, computed in accordance with FASB ASC 718, excluding the effects of estimated forfeitures. For RSU awards, the grant date fair value was calculated by multiplying the closing price of the underlying shares of Class A common stock on the date of grant by the number of RSUs granted. As of January 3, 2026, our non-employee
directors held the following unvested RSUs: Ms. Goldman, 11,004; Ms. Hunter, 14,092; Mr. Lively, 11,004; and Ms. Scott, 11,004.

Director Compensation
Ms.
 Goldman
. On March 11, 2021, we entered into a letter agreement with Ms. Goldman under which she agreed to serve on our Board of Directors beginning on or around April 1, 2021. Pursuant to her letter agreement, Ms. Goldman is entitled to receive an annual cash retainer equal to $50,000, payable in four equal quarterly installments. In addition, subject to approval of our Board of Directors, Ms. Goldman is entitled to receive an annual grant of RSUs valued at $125,000, which vests in four equal quarterly installments. Under Ms. Goldman’s letter agreement, she has agreed to a perpetual confidentiality covenant.
Ms.
 Hunter
. On August 8, 2024, we entered into a letter agreement with Ms. Hunter under which she agreed to serve on our Board of Directors. Pursuant to her letter agreement, Ms. Hunter is entitled to receive an annual cash retainer equal to $50,000, payable in four equal quarterly installments. In addition, Ms. Hunter was entitled to receive an initial one-time
grant of RSUs valued at $62,500, which vests in eight equal quarterly installments, and is entitled to receive an annual grant of RSUs valued at $125,000, which vests in four equal quarterly installments. Under Ms. Hunter’s letter agreement, she has agreed to a perpetual confidentiality covenant.
Mr.
 Lively
. On March 1, 2021, we entered into a letter agreement with Mr. Lively under which he agreed to serve on our Board of Directors beginning on or around April 1, 2021. Pursuant to his letter agreement, Mr. Lively is entitled to receive an annual cash retainer equal to $50,000, payable in four equal quarterly installments. In addition, subject to approval of our Board of Directors, Mr. Lively is entitled to receive an annual grant of RSUs valued at $125,000, which vests in four equal quarterly installments. Under Mr. Lively’s letter agreement, he has agreed to a perpetual confidentiality covenant.
Ms.
 Scott
. On November 22, 2021, we entered into a letter agreement with Ms. Scott under which she agreed to serve on our Board of Directors. Pursuant to her letter agreement, Ms. Scott is entitled to receive an annual cash retainer equal to $50,000, payable in four equal quarterly installments. In addition, Ms. Scott is entitled to receive an annual grant of RSUs valued at $125,000, which vests in four equal quarterly installments. Under Ms. Scott’s letter agreement, she has agreed to a perpetual confidentiality covenant.
Each
non-employee
director is entitled to reimbursement for reasonable
out-of-pocket
expenses incurred in connection with their attendance at meetings of our Board of Directors or any committee thereof on which he or she serves.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following tables set forth information with respect to the beneficial ownership of our Class A common stock or Class B common stock for (a) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Class A common stock and Class B common stock, as applicable, (b) each member of our Board, (c) each of our named executive officers, and (d) all of our directors and executive officers as a group. For our directors and officers, the information is as of April 1, 2026. For other stockholders who beneficially own more than 5% of our outstanding shares of Class A common stock or Class B common stock, the shares owned are as of the dates provided in the most recent filings made by such stockholder with the SEC.
Beneficial ownership is determined in accordance with SEC rules. The information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. To the Company’s knowledge, except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Class A common stock and Class B Common stock beneficially owned by that person.
The percentage of shares beneficially owned is computed on the basis of (i) 44,261,860 shares of Class A Common stock outstanding and (ii) 10,519,105 shares of Class B common stock outstanding, as of April 1, 2026. Unless otherwise indicated below, the address for each beneficial owner listed is c/o European Wax Center, Inc., 5830 Granite Parkway, 3rd Floor, Plano, Texas 75024.

	Class A common stock beneficially owned (1)		Class B common stock beneficially owned
Name of beneficial	Number	Percentage	Number	Percentage
5% Stockholders
General Atlantic Equityholders (2)	22,817,201	42.3%	9,706,709	92.3%
BlackRock, Inc. (3)	2,718,360	6.1%	—	—
Hilary L. Shane (4)	2,666,095	6.0%	—	—
Ararat Capital Management LP (5)	2,218,002	5.0%	—	—
EWC Management Holdco (6)	812,396	1.8%	812,396	7.7%
Directors and Named Executive Officers
Christopher Morris	111,454	*	—	—
Alexa Bartlett	—	—	—	—
Andrew Crawford	—	—	—	—
Julia Hunter	55,103	*	—	—
Dorvin D. Lively	84,690	*	—	—
Laurie Ann Goldman	65,190	*	—	—
Nital Scott	36,221	*	—	—
Thomas Kim	50,000	*	—	—
David Berg	—	—	—	—
Katie Mullen	40,000	*	—	—
All executive officers and directors as a group (12 persons) (7)	527,448	1.2%	—	—

*	Less than one percent
(1)
Each Opco
Post-IPO
Member holds Opco Common Units
(non-voting
common units in Opco) and an equal number of shares of Class B common stock. Each Opco
Post-IPO
Member has the right at any time to exchange any vested Opco Common Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock on a one-for-one
basis. The numbers of shares of Class A common stock beneficially owned and percentages of beneficial ownership for each stockholder set forth in the table assume that all of such stockholder’s vested Opco Common Units (together with the corresponding shares of Class B common stock) have been exchanged for shares of Class A common stock.

(2)
Includes 12,749,506 shares of Class A common stock held directly by GA
AIV-1
B Interholdco (EW), L.P., a Delaware limited partnership (“GA
AIV-1
B Interholdco EW”), 360,986 shares of Class A common stock and 1,683,464 shares of Class B common stock are held directly by GAPCO AIV Interholdco (EW), L.P., a Delaware limited partnership (“GAPCO AIV Interholdco EW”), and 8,023,245 shares of Class B common stock are held directly by General Atlantic Partners AIV (EW), L.P. (“GAP AIV EW”) representing 41.4% ownership in European Wax Center. The shares held by GA
AIV-1
B Interholdco EW, GAPCO AIV Interholdco EW and GAP AIV (EW), a Delaware limited partnership, are indirectly held and shared by the following investment funds (the “GA Funds”): General Atlantic Partners
AIV-1
A, L.P., a Delaware limited partnership (“GAP
AIV-1
A”), General Atlantic Partners
AIV-1
B, L.P., a Delaware limited partnership (“GAP
AIV-1
B”), GAP Coinvestments CDA, L.P., a Delaware limited partnership (“GAPCO CDA”), GAP Coinvestments III, LLC, a Delaware limited liability company (“GAPCO III”), GAP Coinvestments IV, LLC, a Delaware limited liability company (“GAPCO IV”), and GAP Coinvestments V, LLC, a Delaware limited liability company (“GAPCO V”). The general partner of GAP AIV EW is General Atlantic GenPar (EW), L.P., a Delaware limited partnership (“GA GenPar EW”). The general partner of GA GenPar EW, GA
AIV-1
B Interholdco EW and GAPCO AIV Interholdco EW is General Atlantic (SPV) GP, LLC, a Delaware limited liability company (“GA SPV”). GA LP is ultimately controlled by the Partnership Committee of GASC MGP, LLC (the “GA Partnership Committee”). The general partner of GAP
AIV-1
A and GAP
AIV-1
B is ultimately controlled by General Atlantic, L.P., a Delaware limited partnership (“GA, L.P.”). GA, L.P. is the sole member of GA SPV, the managing member of GAPCO III, GAPCO IV and GAPCO V and the general partner of GAPCO CDA. GA
AIV-1
B Interholdco EW, GAPCO AIV Interholdco EW, GAP AIV EW, the GA Funds, GA GenPar EW, GA SPV, and GA, L.P. (collectively, the “General Atlantic Filing Parties”). The General Atlantic Filing Parties are a “group” within the meaning of Rule
13d-5
of the Exchange Act.

The mailing address of the General Atlantic Filing Parties is c/o General Atlantic Service Company, L.P., 55 East 52nd Street, 33rd Floor, New York, NY 10055. Each of the members of the GA Partnership Committee disclaims ownership of all such shares.

(3)
As reported by BlackRock, Inc. on a Schedule 13G filed with the SEC on February 2, 2024, reporting sole voting power with respect to 2,674,440 shares of Class A common stock and sole dispositive power with respect to 2,718,360 shares of Class A common stock. The address for the holder is 50 Hudson Yards, New York, New York 10001.

(4)
As reported by Hilary L. Shane on a Schedule 13G filed with the SEC on February 18, 2026. Hilary L. Shane has sole voting power and sole dispositive power with respect to 2,666,095 shares of Class A common stock. Hilary L Shane Revocable Trust has sole voting power and sole dispositive power with respect to 1,508,600 shares of Class A common stock. ODS Capital LLC has sole voting power and sole dispositive power with respect to 1,157,495 shares of Class A common stock.

(5)
As reported by Ararat Capital Management LP (“Ararat”) on a Schedule 13G/A filed with the SEC on February 11, 2026. Ararat has shared voting power and shared dispositive power with respect to 2,218,002 shares of Class A common stock. Narrow River Capital Partners Master Fund, L.P. has shared voting power and shared dispositive power with respect to 2,077,603 shares of Class A common stock. Raffi Tokatlian has shared voting power and shared dispositive power with respect to 2,218,002 shares of Class A common stock.

(6)
Each member of EWC Management Holdco, the members of which consist of our current and former employees, exercise voting and dispositive control over the shares to which such member is entitled upon exchange of the vested Opco Common Units and corresponding shares of Class B common stock held by EWC Management Holdco.

(7)	Includes current executive officers and directors.

Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of January 3, 2026:

Name	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Shares	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Shares		Number of Securities Remaining Available for Future Issuance Under Equity Plans (excluding securities listed in first column)
Equity compensation plans approved by security holders (1)	3,325,696	$8.69	(3)	4,516,707
Equity compensation plans not approved by security holders (2)	5,844,000	$11.16	(4)	886,000
Total	9,169,696	$10.56	(5)	5,402,707

(1)	Total reflects outstanding stock options and restricted stock units granted pursuant to the European Wax Center, Inc. 2021 Omnibus Incentive Plan.
(2)
Total reflects (i) outstanding warrants granted to dolabra holdings llc in consideration for the provision of professional services to the Company and (ii) outstanding stock options and restricted stock units granted pursuant to the European Wax Center, Inc. 2025 Inducement Plan.

(3)	Outstanding restricted stock units have no exercise price and are therefore excluded from the weighted average exercise price calculation.
(4)	Outstanding restricted shares have no exercise price and are therefore excluded from the weighted average exercise price calculation.
(5)	Outstanding restricted stock units and restricted shares have no exercise price and are therefore excluded from the weighted average exercise price calculation.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
In addition to the equity and other compensation arrangements discussed in the sections titled “Executive Compensation” and “Director Compensation,” the following is a description of each transaction since January 4, 2025 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Merger Agreement with Principal Stockholder
On February 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glow Midco, LLC, a Delaware limited liability company note deletion (“Parent”), Glow Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub Inc.”), Glow Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub LLC,” and together with Parent and Merger Sub Inc., the “Buyer Parties”) and EWC Ventures, LLC, a Delaware limited liability company and subsidiary of the Company (“EWC Ventures”), providing for (i) the merger of Merger Sub Inc. with and into the Company, with the Company continuing as the surviving corporation, and (ii) the merger of Merger Sub LLC with and into EWC Ventures, with EWC Ventures continuing as the surviving limited liability company (collectively, the “Mergers”). A special committee (the “Special Committee”) of independent and disinterested members of the Company’s Board of Directors unanimously adopted resolutions recommending that the Board of Directors approve the Merger Agreement and the transactions contemplated thereby and recommending that the Company’s stockholders unaffiliated with the Buyer Parties approve and adopt the Merger Agreement. Thereafter, the Board of Directors unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Merger Agreement states that each share of Class A common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of Class B common stock outstanding as of the effective time of the Mergers will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to the excess of the per share price for the Class A common stock over the per share price for Class B common stock.
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
There can be no assurance that the Merger Agreement or any related transaction will be consummated. For more detailed information about the Merger Agreement and related transactions, see the Company’s Definitive Proxy Statement on Form 14A and Transaction Statement on Schedule
13E-3,
both filed with the Securities and Exchange Commission on April 3, 2026.

Amended and Restated EWC Ventures Limited Liability Company Agreement
In connection with the reorganization transactions at the time of our initial public offering (the “Reorganization Transactions”), we, EWC Ventures and each of the EWC Ventures
Post-IPO
Members, including the General Atlantic
Post-IPO
Members (certain affiliates of General Atlantic), EWC Founder Holdco and EWC Management Holdco, entered into the Amended and Restated EWC Ventures Limited Liability Company Agreement (the “EWC Ventures LLC Agreement”). In accordance with the terms of the EWC Ventures LLC Agreement, we operate our business through EWC Ventures and its subsidiaries.
Pursuant to the terms of the EWC Ventures LLC Agreement, so long as affiliates of General Atlantic or affiliates of EWC Founder Holdco continue to own any EWC Ventures Units, shares of our Class A common stock or securities exchangeable or convertible into shares of our Class A common stock, we will not, without the prior written consent of such holders, engage in any business activity other than the management and ownership of EWC Ventures and its subsidiaries or own any assets other than securities of EWC Ventures and its subsidiaries and/or any cash or other property or assets distributed by or otherwise received from EWC Ventures and its subsidiaries, unless we determine in good faith that such actions or ownership are in the best interest of EWC Ventures. As the sole managing member of EWC Ventures, we have control over all of the affairs and decision making of EWC Ventures. As such, through our officers and directors, we are responsible for all operational and administrative decisions of EWC Ventures and the day-
to-day
management of EWC Ventures’ business. We will fund any dividends to our stockholders by causing EWC Ventures to make distributions to its equityholders, including the General Atlantic Post- IPO Members, the EWC Founder Holdco, EWC Management Holdco and us.
The holders of EWC Ventures Units will generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of EWC Ventures. Net profits and net losses of EWC Ventures will generally be allocated to its members pro rata in accordance with the percentages of their respective ownership of EWC Ventures Units, though certain non-pro
rata adjustments will be made to reflect tax depreciation, amortization and other allocations. The EWC Ventures LLC Agreement provides for pro rata cash distributions to the holders of EWC Ventures Units for purposes of funding their tax obligations in respect of the taxable income of EWC Ventures that is allocated to them. Generally, the tax distributions to us will be computed based on the sum of (i) EWC Ventures’ estimate of the net taxable income of EWC Ventures allocable to us multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for a corporate resident in New York, New York (taking into account the non-deductibility
of certain expenses and the character of our income) and (ii) certain amounts payable by us under the Tax Receivable Agreement (as defined below).
The EWC Ventures LLC Agreement provides that, except as otherwise determined by us, if at any time we issue a share of our Class A common stock, other than pursuant to an issuance and distribution to holders of shares of our common stock of rights to purchase our equity securities under a “poison pill” or similar stockholder rights plan or pursuant to an employee benefit plan, the net proceeds received by us with respect to such share, if any, shall be concurrently invested in EWC Ventures (unless such shares were issued by us solely to fund (i) our ongoing operations or pay our expenses or other obligations or (ii) the purchase or redemptions from a member of EWC Ventures of EWC Ventures Units (in which case such net proceeds shall instead be transferred to the selling member as consideration for such purchase or redemption)) and EWC Ventures shall issue to us one EWC Ventures Unit. Similarly, except as otherwise determined by us, EWC Ventures does not issue any additional EWC Ventures Units to us unless we issue or sell an equal number of shares of our Class A common stock. Conversely, if at any time any shares of our Class A common stock are redeemed, repurchased or otherwise acquired, EWC Ventures will redeem, repurchase or otherwise acquire an equal number of EWC Ventures Units held by us, upon the same terms and for the same price per security, as the shares of our Class A common stock are redeemed, repurchased or otherwise acquired. In addition, EWC Ventures does not effect any subdivision (by any unit split, unit distribution, reclassification, reorganization, recapitalization or otherwise) or combination (by reverse unit split, reclassification, reorganization, recapitalization or otherwise) of the EWC Ventures Units unless it is accompanied by substantively identical subdivision or combination, as applicable, of each class of our common stock, and we will not effect any subdivision or combination of any class of our common stock unless it is accompanied by a substantively identical subdivision or combination, as applicable, of the EWC Ventures Units.

Subject to certain exceptions, EWC Ventures will indemnify all of its members, including the General Atlantic
Post-IPO
Members and us, and their officers and other related parties, including certain General Atlantic Equityholders, against all losses or expenses arising from claims or other legal proceedings in which such person (in its capacity as such) may be involved or become subject to in connection with EWC Ventures’ business or affairs or the EWC Ventures LLC Agreement or any related document.
EWC Ventures may be dissolved only upon the first to occur of (i) the sale of substantially all of its assets or (ii) as determined by us. Upon dissolution, EWC Ventures will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (a) first, to creditors (including creditors who are members or affiliates of members) in satisfaction of all of EWC Ventures’ liabilities (whether by payment or by making reasonable provision for payment of such liabilities, including the setting up of any reasonably necessary reserves) and (b) second, to the members in proportion to their vested EWC Ventures Units.
Exchange Agreement
We entered into an Exchange Agreement (the “Exchange Agreement”) prior to the consummation of our initial public offering with EWC Ventures and each of the EWC Ventures
Post-IPO
Members, including the General Atlantic
Post-IPO
Members, the EWC Founder Holdco and EWC Management Holdco, pursuant to which they (or certain transferees thereof), subject to certain restrictions, including any applicable transfer restrictions, will have the right to exchange their shares via an exchange of EWC Ventures Units, together with a corresponding number of shares of our Class B common stock for shares of our Class A common stock on a one-for-one
basis (a “Share Exchange”) or a cash (based on the market price of our Class A common stock (“Cash Exchange”), at our option (as the managing member of EWC Ventures), subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. Any decision to require a Cash Exchange rather than a Share Exchange will ultimately be determined by our Board of Directors. Upon exchange, each share of our Class B common stock will be cancelled.
The Exchange Agreement provides that, in the event that a tender offer, share exchange offer, issuer bid, take-over bid, recapitalization or similar transaction with respect to our Class A common stock is proposed by us or our stockholders and approved by our Board of Directors or is otherwise consented to or approved by our Board of Directors, the EWC Ventures
Post-IPO
Members will be permitted to participate in such offer by delivery of a notice of exchange that is effective immediately prior to the consummation of such offer. In the case of any such offer proposed by us, we are obligated to use our reasonable best efforts to enable and permit the EWC Ventures
Post-IPO
Members to participate in such offer to the same extent or on an economically equivalent basis as the holders of shares of our Class A common stock without discrimination. In addition, we are obligated to use our reasonable best efforts to ensure that the EWC Ventures
Post-IPO
Members may participate in each such offer without being required to exchange EWC Ventures Units and shares of our Class B common stock.
The Exchange Agreement also provides that, in the event of a merger, consolidation or other business combination involving the Company (unless, following such transaction, all or substantially all of the holders of our voting power prior to such transaction continue to hold a majority of the voting power of the surviving entity (or its parent) in substantially the same proportions as immediately prior to such transaction) is approved by our Board of Directors and consummated in accordance with applicable law, we may require that each of the EWC Ventures
Post-IPO
Members other than the General Atlantic
Post-IPO
Members exchange with us all of such EWC Ventures
Post-IPO
Member’s EWC Ventures Units and shares of our Class B common stock for aggregate consideration for each EWC Ventures Unit and share of our Class B common stock that is equivalent to the consideration payable in respect of each share of our Class A common stock in such transaction.
Stockholders’ Agreement
Prior to the consummation of our initial public offering, we entered into a Stockholders’ Agreement that provides the General Atlantic Equityholders with the right to nominate a specified number of our directors determined based on the percentage of our common stock beneficially owned by the General Atlantic Equityholders immediately prior to our follow-on
offering. So long as the General Atlantic Equityholders beneficially own at least 30% of our outstanding common stock, the General Atlantic Equityholders are entitled to nominate three directors. When the General Atlantic Equityholders beneficially own less than 30% but at least 15% of our outstanding common stock, the General Atlantic Equityholders would be entitled to nominate two directors. Thereafter, the General Atlantic Equityholders would be entitled to nominate one director so long as they beneficially own at least 10% of our outstanding common stock.

Additionally, so long as the General Atlantic Equityholders beneficially own at least 25% of our outstanding common stock, the prior written consent of the General Atlantic Equityholders will be required prior to taking the following actions:

•
any acquisition of the equity securities or assets of any other entity (other than any of our subsidiaries), in a single transaction or a series of related transactions in excess of $100 million and/or the disposition of any of our or our subsidiaries’ equity securities or assets, in a single transaction or a series of related transactions in excess of $100 million;

•	entering or effectuating a “Change in Control” as defined in our Stockholders’ Agreement;

•
incurring indebtedness of the Company and our subsidiaries to the extent such incurrence would result in the Company and our subsidiaries having indebtedness in excess of $150 million in the aggregate other than a drawdown of amounts committed under a debt agreement that was previously consented to by the General Atlantic Equityholders or that was entered into on or prior to the entry into the Stockholders’ Agreement;

•	appointing or removing our chief executive officer;

•	any increase or decrease in the size of our Board of Directors;

•	any entry by us or our subsidiaries into voluntary liquidation, dissolution, receivership, bankruptcy or other insolvency proceeding, or any recapitalization or reorganization;

•
a redemption, repurchase or other acquisition by us of our capital stock (other than any redemption, repurchase or acquisition under any stockholder approved equity compensation plan or pursuant to an offer made to all our stockholders pro rata);

•
payment or declaration of any dividend or distribution on any of our capital stock other than dividends or distributions required to be made pursuant to the terms of any of our outstanding preferred stock;

•
any entry into a joint venture or similar business alliance involving, or entering into any agreement providing for, the investment, contribution or disposition by the Company or our subsidiaries of assets having a fair market value in excess of $100 million, other than transactions solely between or among the Company and one or more of its subsidiaries; or

•	the adoption, approval, issuance or amendment of any poison pill or stockholder rights plan.
Further, so long as the General Atlantic Equityholders beneficially own any of our outstanding common stock, the prior written consent of the General Atlantic Equityholders are required prior to amending (including by merger, consolidation, reorganization or similar event), our or our subsidiaries’ certificate of incorporation, bylaws or similar governing documents if such change is adverse to the rights of the General Atlantic Equityholders.
The General Atlantic Equityholders are permitted to sell their interest in us without restriction. To the extent a General Atlantic Equityholder or EWC Founder Holdco transfers any of their respective shares to an affiliated transferee, that transferee would also be bound by the terms of the Stockholders’ Agreement in their capacity as a General Atlantic Equityholder or EWC Founder Holdco, as applicable. To the extent that the General Atlantic Equityholders are no longer entitled to nominate a board member, our Board of Directors, upon the recommendation of the Nominating and Governance Committee, will nominate a director in their place.

Registration Rights Agreement
Prior to the consummation of our initial public offering, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the General Atlantic Equityholders, EWC Founder Holdco and certain other investors. Subject to several exceptions, including underwriter cutbacks and our right to defer a demand registration and shelf registration under certain circumstances, the General Atlantic Equityholders and EWC Founder Holdco may require that we register for public resale under the Securities Act any or all shares of common stock constituting registrable securities at any time following our initial public offering, subject to the restrictions in the lock-up
agreements entered into by each of those parties in connection with our initial public offering, so long as the securities requested to be registered or sold in an underwritten shelf offering are anticipated to have an aggregate offering price of least $50.0 million. The General Atlantic Equityholders and EWC Founder Holdco also have the right to sell registrable securities held by them pursuant to an underwritten block trade or similar transaction off of a shelf registration statement, each subject to limited participation rights and other restrictions, including that the aggregate anticipated offering price, net of underwriting commissions, is at least $25.0 million.
If either of the General Atlantic Equityholders or EWC Founder Holdco makes a request for registration, the non-requesting
parties to the Registration Rights Agreement will be entitled to customary piggyback registration rights in connection with the request, and if the request is for an underwritten offering, such piggyback registration rights will be subject to underwriter cutback provisions, with priority first for registration of shares going first to the General Atlantic Equityholders and EWC Founder Holdco on a pro rata basis and second to the other holders under the Registration Rights Agreement. In addition, the parties to the Registration Rights Agreement will be entitled to piggyback registration rights with respect to any registration initiated by us or another stockholder, and if any such registration is in the form of an underwritten offering, such piggyback registration rights will be subject to customary cutback provisions, with priority for registration of shares going first to us or such other stockholder, as applicable, second to the General Atlantic Equityholders and EWC Founder Holdco and third to the other holders under the Registration Rights Agreement.
In connection with the transfer of their registrable securities, the General Atlantic Equityholders may assign certain of their rights under the Registration Rights Agreement under certain circumstances. In connection with the registrations described above, we will indemnify any selling stockholders and we will bear all fees and expenses (except underwriting discounts and commissions).
Tax Receivable Agreement
Prior to the consummation of our initial public offering, we entered into a Tax Receivable Agreement with the EWC Ventures
Pre-IPO
Members that provides for the payment by us to the EWC Ventures
Pre-IPO
Members of 85% of the benefits, if any, that we realize, or are deemed to realize (calculated using certain assumptions), as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures
Post-IPO
Members using a portion of the net proceeds from our initial public offering, our follow-on
offering or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures
Pre-IPO
Members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of certain affiliates of certain General Atlantic affiliates with whom we merged (the “Blocker Companies”) (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. There is significant existing tax basis in the assets of EWC Ventures as a result of the prior acquisition of interests in EWC Ventures by the General Atlantic Equityholders, and subsequent redemptions, exchanges, or purchases of EWC Ventures Units that we expect to result in increases in the tax basis of the assets of EWC Ventures. The existing tax basis, increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the depreciation and amortization deductions available to us and, therefore, may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. This payment obligation is an obligation of European Wax Center and not of EWC Ventures.

With respect to future redemptions, exchanges and purchases, the ability to achieve benefits from any existing tax basis, the actual increase in tax basis or other tax attributes, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of redemptions, exchanges or purchases by the EWC Ventures
Pre-IPO
Members (or their transferees or other assignees) and purchases or redemptions of EWC Ventures Units and corresponding shares of Class B common stock from EWC Ventures Pre-IPO Members (or their transferees or other assignees), the price of our Class A common stock at the time of the redemption, exchange or purchase, the extent to which such redemptions, exchanges or purchases are taxable, the amount and timing of the taxable income we generate in the future and the tax rate then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.
The payments we are required to make under the Tax Receivable Agreement could be substantial. Although estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise, we expect that, as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures, and adjustments to the tax basis of the tangible and intangible assets of EWC Ventures, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures
Post-IPO
Members using a portion of the net proceeds from our initial public offering, our follow-on
offering or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures
Pre-IPO
Members (or their transferees or other assignees) in connection with or after our initial public offering, (ii) our utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of certain existing tax basis of the tangible and intangible assets of EWC Ventures) and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, we estimate that payments under the Tax Receivable Agreement would aggregate to approximately $243.6 million over 18 years based on a closing share price of $6.53 per share of Class A common stock and assuming all future Share Exchanges and Cash Exchanges would occur on January 4, 2025. The payments under the Tax Receivable Agreement are not conditioned upon the EWC Ventures
Pre-IPO
Members’ continued ownership of us. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based in part on the market value of our Class A common stock at the time of each Share Exchange or Cash Exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement.
Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine, and the IRS, or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. Although we are not aware of any issue that would cause the IRS to challenge the tax basis increases or other benefits arising under the Tax Receivable Agreement, if the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the Tax Receivable Agreement, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the EWC Ventures
Pre-IPO
Members. The interests of the EWC Ventures
Pre-IPO
Members in any such challenge may differ from or conflict with our interests and your interests, and the EWC Ventures
Pre-IPO
Members may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the EWC Ventures
Pre-IPO
Members (or their transferees or assignees) under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to the EWC Ventures
Pre-IPO
Members (or their transferees or assignees) are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to the EWC Ventures
Pre-IPO
Members (or their transferees or assignees) will be netted against any future cash payments that we might otherwise be required to make to the EWC Ventures
Pre-IPO
Members (or their transferees or assignees) under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to the EWC Ventures
Pre-IPO
Members (or their transferees or assignees) for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS, any other taxing authority or a court will not disagree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any tax savings that we realize in respect of the tax attributes with respect to the EWC Ventures
Pre-IPO
Members (or their transferees or assignees) that are the subject of the Tax Receivable Agreement.

In addition, the Tax Receivable Agreement provides that in the case of a change in control of EWC Ventures or the material breach of our obligations under the Tax Receivable Agreement, we are required to make a payment to the EWC Ventures
Pre-IPO
Members in an amount equal to the present value of future payments (calculated using a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year SOFR (or its successor rate) plus 100 basis points, which may differ from our, or a potential acquirer’s, then-current cost of capital) under the Tax Receivable Agreement, which payment would be based on certain assumptions, including those relating to our future taxable income. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our, or a potential acquirer’s, liquidity and could have the effect of delaying, deferring, modifying or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. These provisions of the Tax Receivable Agreement may result in situations where the EWC Ventures
Pre-IPO
Members (or their transferees or assignees) have interests that differ from or are in addition to those of our other stockholders. In addition, we could be required to make payments under the Tax Receivable Agreement that are substantial and in excess of our, or a potential acquirer’s, actual cash savings in income tax. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
Decisions we make in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments made under the Tax Receivable Agreement. For example, the earlier disposition of assets following a redemption of EWC Ventures Units may accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before a redemption of EWC Ventures Units may increase the tax liability of EWC Ventures
Pre-IPO
Members (or their transferees or assignees) without giving rise to any rights to receive payments under the Tax Receivable Agreement. Such effects may result in differences or conflicts of interest between the interests of EWC Ventures
Pre-IPO
Members (or their transferees or assignees) and the interests of other stockholders.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us. We currently expect to fund these payments from cash flow from operations generated by our subsidiaries as well as from excess tax distributions that we receive from our subsidiaries. To the extent we are unable to make payments under the agreement for any reason (including because our Credit Agreement restricts the ability of our subsidiaries to make distributions to us), under the terms of the Tax Receivable Agreement such payments are deferred and accrue interest until paid. If we are unable to make payments due to insufficient funds, such payments may be deferred indefinitely while accruing interest until paid, which could negatively impact our results of operations and could also affect our liquidity in future periods in which such deferred payments are made.
Indemnification Agreements
We have entered into an indemnification agreement with each of our executive officers and directors that provides, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf. We are an indemnitor of first resort.
Related Party Transactions Policies and Procedures
We have a written Related Person Transaction Policy (the “policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the policy, our Audit Committee has overall responsibility for implementation of and compliance with the policy.
For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and in which any related person (as defined in the policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our Board of Directors or Compensation Committee.

The policy requires that notice of a proposed related person transaction be provided to our legal department prior to entry into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under the policy, our Audit Committee may approve only those related person transactions that are in, or not inconsistent with, our best interests. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.
The policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
Director Independence
The Board of Directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. The Board of Directors has determined that Alexa Bartlett, Andrew Crawford, Julia Hunter, Dorvin D. Lively, Laurie Ann Goldman and Nital Scott are each “independent directors” as such term is defined by the applicable rules and regulations of the Exchange. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee
director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our shares by each non-employee
director and the transactions described in this Item 13.

Item 14. Principal Accounting Fees and Services.
The following sets forth fees billed by Deloitte & Touche LLP (“Deloitte”), our independent registered public accounting firm, for the audit of our annual financial statements and other services rendered for the fiscal years ended January 3, 2026 and January 4, 2025:

	Year Ended
	January 3, 2026	January 4, 2025
Audit Fees (1)	$1,219,605	$1,386,000
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	6,154	6,154
Total	1,225,759	1,392,154

(1)
Audit fees consist of fees billed for professional services performed by Deloitte for the audit of our annual financial statements, the review of interim financial statements and related services that are normally provided in connection with registration statements.

(2)
Audit-related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred in 2025 or 2024.

(3)	Tax fees may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm.
(4)	All other fees consist of fees related to a subscription to online research and disclosure software.
There were no other fees billed by Deloitte & Touche LLP for services rendered to us, other than the services described above, for fiscal years ended January 3, 2026 and January 4, 2025.
Policy on Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
Pursuant to the Audit Committee charter, the Audit Committee is responsible for the oversight of our accounting, reporting and financial practices. The Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors;
pre-approve
all audit and
non-audit
services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. The Audit Committee has pre-approved
all audit and permitted
non-audit
services provided by Deloitte.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) See the index to consolidated financial statements provided in Item 8 of this annual report on Form 10-K for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference to this report as required by Item 601 of Regulation S-K.

Exhibit Number	Description

2.1	Reorganization Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

2.2	Merger Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

2.3	Merger Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

2.4†	Agreement and Plan of Merger, dated as of February 9, 2026, by and among European Wax Center, Inc., EWC Ventures, LLC, Glow Midco, LLC, Glow Merger Sub 1, Inc., and Glow Merger Sub 2, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed on August 4, 2021).

3.2	Certificate of Amendment of the Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2023).

3.3	Second Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).

4.1	Description of Class A Common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual report on Form 10-K filed on March 9, 2023).

4.2	Base Indenture, dated April 6, 2022, among EWC Master Issuer LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

4.3	Series 2022-1 Supplement, dated April 6, 2022, between EWC Master Issuer LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

4.4	Guarantee and Collateral Agreement, dated April 6, 2022, made by EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.1	Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed on July 28, 2021).

10.2	Stockholders Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.3	Exchange Agreement, dated as of August 4, 2021, by and among EWC Ventures, LLC, European Wax Center, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.4	Registration Rights Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.5	Tax Receivable Agreement, dated as of August 4, 2021, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.6	First Amendment to Tax Receivable Agreement, dated as of December 30, 2024, by and among European Wax Center, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2025).

10.7	Amended and Restated Limited Liability Company Agreement of EWC Ventures, LLC, dated as of August 4, 2021, by and among EWC Ventures, LLC and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021)

10.8	First Amendment to Fifth Amended and Restated Limited Liability Company Agreement of EWC Ventures, LLC, dated April 11, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2022).

10.9	European Wax Center, Inc. 2021 Omnibus Incentive Plan, effective as of August 4, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on September 14, 2021).

10.10+	Form of Employee Option Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.11+	European Wax Center, Inc. 2025 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).

10.12+	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).

10.13+	Form of Inducement Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 21, 2025).

10.14+	Form of Employee Restricted Stock Unit Award Agreement for use with the 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed on July 13, 2021).

10.15	Restricted Stock Award Agreement, dated December 27, 2024 by and between dolabra holdings llc and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2025).

10.16	Form of dolabra Warrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2025).

10.17^	Form of First Amendment to dolabra Warrant, dated as of November 6, 2025, by and between European Wax Center, Inc. and dolabra holdings llc.

10.18	Series 2022-1 Class A-2 Note Purchase Agreement, dated March 28, 2022, among EWC Master Issuer LLC, as Master Issuer, EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as Guarantor, EWC Ventures, LLC, as Manager, the Company, EW Holdco, LLC, EWC P&T, LLC, EWC Franchise, LLC, EWC Franchise Distribution, LLC and Guggenheim Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2022).

10.19	Advance Funding Facility Agreement, dated April 6, 2022, among Bank of America, N.A., as advance funding administrative agent, EWC Master Issuer LLC, EWC Holding Guarantor LLC, EWC Franchisor LLC, EWC Distributor LLC, EWC Ventures, LLC and each other advance funding provider party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.20	Class A-1 VFN Note Purchase Agreement, dated April 6, 2022, among EWC Master Issuer LLC, as Master Issuer, EWC Holding Guarantor LLC, EWC Franchisor LLC and EWC Distributor LLC, each as Guarantor, EWC Ventures, LLC, as Manager, certain conduit investors and financial institutions and funding agents, and Bank of America, N.A., as provider of letters of credit, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.21	Management Agreement, dated April 6, 2022, among EWC Master Issuer LLC, EWC Holding Guarantor LLC, certain subsidiaries of EWC Master Issuer LLC party thereto, EWC Ventures, LLC, as Manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.22	Parent Company Support Agreement, dated April 6, 2022, between European Wax Center, Inc. and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022).

10.23+	European Wax Center, Inc. Change in Control and Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).

10.24+	Form of Severance Waiver and Employment Agreement Amendment (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2023).

10.25+	Offer Letter by and between EWC Corporate, LLC and Chris Morris, dated as of December 8, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2024).

10.26+	Offer Letter by and between EWC Corporate, LLC and Thomas Kim, dated as of March 6, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.27*+	Offer Letter by and between EWC Corporate, LLC and Katie Mullen, dated as of March 5,2025.

10.28+	Offer Letter by and between EWC Corporate, LLC and Angela Jaskolski, dated as of July 2, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2025).

10.29+	Separation Agreement, dated as of March 10, 2025, by and among EWC Ventures LLC and Stacie Shirley (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.30+	Consulting Agreement, dated as of March 10, 2025, by and among EWC Ventures LLC and Stacie Shirley (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 11, 2025).

10.31	Support Agreement, dated as of February 9, 2026, by and among European Wax Center, Inc., Glow Midco, LLC, and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2026).

19^	Securities Trading Policy

21.1^	List of Subsidiaries

23.1^	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1^	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed on March 6, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†

The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

^	Incorporated by reference to the same titled exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2026.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

European Wax Center, Inc.

Date: April 27, 2026	By:	/s/ CHRISTOPHER MORRIS
Christopher Morris
Chief Executive Officer and Chairman