Form 10-Q
period 2026-04-04
European Wax Center, Inc.
filed 2026-05-13
CIK 1856236

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

As of May 4, 2026, the registrant had 44,315,571 and 10,519,105 shares of Class A and Class B common stock, respectively, $0.00001 par value per share, outstanding.

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

These forward-looking statements include, but are not limited to: statements regarding the Merger Agreement (as defined herein) and the transactions contemplated thereby, the operational and financial results of the Company’s franchisees; the ability of the Company’s franchisees to enter new markets, select appropriate sites for new centers or open new centers; the effectiveness of the Company’s marketing and advertising programs and the active participation of its franchisees in enhancing the value of its brand; the failure of its franchisees to participate in and comply with its agreements, business model and policies; the Company’s and its franchisees’ ability to attract and retain guests; the effect of social media on the Company’s reputation; the Company’s ability to compete with other industry participants and respond to market trends and changes in consumer preferences; the effect of the Company’s planned growth on its management, employees, information systems and internal controls; the Company’s ability to retain or effectively respond to a loss of key executives; recruitment efforts; a significant failure, interruptions or security breach of the Company’s computer systems or information technology; the Company and its franchisees’ ability to attract, train, and retain talented wax specialists and managers; changes in the availability or cost of labor; the Company’s ability to retain its franchisees and to maintain the quality of existing franchisees; failure of the Company’s franchisees to implement business development plans; the ability of the Company’s limited key suppliers, including international suppliers, and distribution centers to deliver their products; changes in supply costs and decreases in the Company’s product sourcing revenue; the Company’s ability to adequately protect its intellectual property; the Company’s substantial indebtedness; the impact of paying some of the Company’s pre-IPO owners for certain tax benefits the Company may claim; changes in general economic and business conditions; the Company’s and its franchisees’ ability to comply with existing and future health, employment and other governmental regulations; complaints or litigation that may adversely affect the Company’s business and reputation; the seasonality of the Company’s business resulting in fluctuations in its results of operations; the impact of global crises on the Company’s operations and financial performance; the impact of inflation and rising interest rates on the Company’s business; the Company’s access to sources of liquidity and capital to finance its continued operations and growth strategy and the other important factors discussed under the caption “Risk Factors” under Item 1A in the Company’s Annual Report on Form 10-K for the year ended January 3, 2026, filed with the Securities and Exchange Commissions (the “SEC”) on March 4, 2026.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

EUROPEAN WAX CENTER, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	April 4, 2026	January 3, 2026
ASSETS
Current assets:
Cash and cash equivalents	$71,742	$76,060
Restricted cash	6,406	6,421
Accounts receivable, net	12,732	10,957
Inventory, net	18,731	17,772
Prepaid expenses and other current assets	8,832	5,329
Total current assets	118,443	116,539
Property and equipment, net	12,870	10,788
Operating lease right-of-use assets	3,087	3,378
Intangible assets, net	407,992	412,826
Goodwill	39,112	39,112
Deferred income taxes	140,831	141,332
Other non-current assets	1,203	1,285
Total assets	$723,538	$725,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,672	$25,118
Long-term debt, current portion	4,000	4,000
Tax receivable agreement liability, current portion	8,735	8,735
Deferred revenue, current portion	3,786	4,057
Operating lease liabilities, current portion	1,229	1,234
Total current liabilities	39,422	43,144
Long-term debt, net	375,295	374,827
Tax receivable agreement liability, net of current portion	193,245	192,735
Deferred revenue, net of current portion	4,464	4,732
Operating lease liabilities, net of current portion	1,947	2,244
Deferred tax liability	845	845
Other long-term liabilities	1,589	1,859
Total liabilities	616,807	620,386
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock ($0.00001 par value, 100,000,000 shares authorized, none issued and outstanding as of April 4, 2026 and January 3, 2026, respectively)	—	—
Class A common stock ($0.00001 par value, 600,000,000 shares authorized, 54,096,523 and 53,576,183 shares issued and 44,277,746 and 43,757,406 outstanding as of April 4, 2026 and January 3, 2026, respectively)	—	—
Class B common stock ($0.00001 par value, 60,000,000 shares authorized, 10,519,105 and 10,628,216 shares issued and outstanding as of April 4, 2026 and January 3, 2026, respectively)	—	—
Treasury stock, at cost, 9,818,777 shares of Class A common stock as of April 4, 2026 and January 3, 2026	(86,240)	(86,240)
Additional paid-in capital	259,060	257,246
Accumulated deficit	(90,774)	(91,734)
Total stockholders’ equity attributable to European Wax Center, Inc.	82,046	79,272
Noncontrolling interests	24,685	25,602
Total stockholders’ equity	106,731	104,874
Total liabilities and stockholders’ equity	$723,538	$725,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CoNDENSED Consolidated Statements of Operations

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
REVENUE
Product sales	$28,568	$28,871
Royalty fees	12,704	12,428
Marketing fees	7,135	7,203
Other revenue	2,725	2,925
Total revenue	51,132	51,427
OPERATING EXPENSES
Cost of revenue	13,663	13,276
Selling, general and administrative	13,642	15,340
Advertising	9,278	7,248
Depreciation and amortization	5,396	4,981
Gain on disposal or impairment of assets	(4)	—
Total operating expenses	41,975	40,845
Income from operations	9,157	10,582
Interest expense, net	6,726	6,633
Other income	(59)	(2)
Income before income taxes	2,490	3,951
Income tax expense	877	1,381
NET INCOME	$1,613	$2,570
Less: net income attributable to noncontrolling interests	653	835
NET INCOME ATTRIBUTABLE TO EUROPEAN WAX CENTER, INC.	$960	$1,735
Net income per share
Basic - Class A Common Stock	$0.03	$0.04
Diluted - Class A Common Stock	$0.03	$0.04
Weighted average shares outstanding
Basic - Class A Common Stock	43,854,766	43,300,933
Diluted - Class A Common Stock	44,346,379	43,421,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
Cash flows from operating activities:
Net income	$1,613	$2,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,396	4,981
Amortization of deferred financing costs	1,554	1,471
Provision for inventory obsolescence	(42)	—
Provision for bad debts	16	73
Deferred income taxes	803	1,281
Remeasurement of tax receivable agreement liability	(59)	(2)
Loss on disposal or impairment of assets	(3)	—
Equity compensation	1,882	2,564
Changes in assets and liabilities:
Accounts receivable	(1,789)	(600)
Inventory, net	(917)	478
Prepaid expenses and other assets	(3,212)	1,545
Accounts payable and accrued liabilities	(3,516)	(945)
Deferred revenue	(539)	(429)
Other long-term liabilities	(569)	(280)
Net cash provided by operating activities	618	12,707
Cash flows from investing activities:
Purchases of property and equipment	(1,709)	(660)
Net cash used in investing activities	(1,709)	(660)
Cash flows from financing activities:
Principal payments on long-term debt	(1,000)	(1,000)
Distributions to EWC Ventures LLC members	(1,510)	(1,228)
Repurchase of Class A common stock	—	(1,064)
Taxes on vested restricted stock units paid by withholding shares	(732)	(159)
Dividend equivalents to holders of EWC Ventures units	—	(10)
Net cash used in financing activities	(3,242)	(3,461)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,333)	8,586
Cash, cash equivalents and restricted cash, beginning of period	82,481	56,194
Cash, cash equivalents and restricted cash, end of period	$78,148	$64,780
Supplemental cash flow information:
Cash paid for interest	$5,385	$5,439
Cash paid for income taxes	$—	$143
Non-cash investing activities:
Property purchases included in accounts payable and accrued liabilities	$65	$89
Property purchases included in additional paid-in capital	$872	$3,968
Right-of-use assets obtained in exchange for operating lease obligations	$—	$446

The accompanying notes are an integral part of these condensed consolidated financial statements.

EUROPEAN WAX CENTER, INC. and Subsidiaries

CONDENSED Consolidated Statements of STOCKHOLDERS’ Equity

(Amounts in thousands, except share and per share amounts)

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 3, 2026	43,757,406	$—	10,628,216	$—	$257,246	$(91,734)	$(86,240)	$25,602	$104,874
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	109,111	—	(109,111)	—	—	—	—	—	—
Vesting of restricted stock units	550,373	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(139,144)	—	—	—	(732)	—	—	—	(732)
Equity compensation	—	—	—	—	2,754	—	—	—	2,754
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,510)	(1,510)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	(268)	—	—	—	(268)
Allocation of equity to noncontrolling interests	—	—	—	—	60	—	—	(60)	—
Net income	—	—	—	—	—	960	—	653	1,613
Balance at April 4, 2026	44,277,746	$—	10,519,105	$—	$259,060	$(90,774)	$(86,240)	$24,685	$106,731

					Additional
	Class A Common Stock		Class B Common Stock		paid-in	Accumulated	Treasury	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	deficit	Stock	interest	equity
Balance at January 4, 2025	43,323,183	$—	12,005,172	$—	$244,611	$(100,416)	$(80,148)	$27,545	$91,592
Exchange of Class B Common Stock and EWC Ventures Units for Class A Common Stock	139,626	—	(139,626)	—	—	—	—	—	—
Vesting of restricted stock units	114,024	—	—	—	—	—	—	—	—
Shares withheld for taxes on vested restricted stock units	(30,434)	—	—	—	(159)	—	—	—	(159)
Equity compensation	—	—	—	—	6,532	—	—	—	6,532
Distributions to members of EWC Ventures	—	—	—	—	—	—	—	(1,228)	(1,228)
Repurchase of Class A Common Stock	(240,573)	—	—	—	—	—	(1,064)	—	(1,064)
Tax receivable liability and deferred taxes arising from share exchanges	—	—	—	—	269	—	—	—	269
Allocation of equity to noncontrolling interests	—	—	—	—	(907)	—	—	907	—
Net income	—	—	—	—	—	1,735	—	835	2,570
Balance at April 5, 2025	43,305,826	$—	11,865,546	$—	$250,346	$(98,681)	$(81,212)	$28,059	$98,512

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

The Company operates on a fiscal calendar which, in a given year, consists of a 52 or 53 week period ending on the Saturday closest to December 31st. The quarters ended April 4, 2026 and April 5, 2025 both consisted of 13 weeks.

Merger Agreement

On February 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glow Midco, LLC, a Delaware limited liability company and an affiliate of General Atlantic, our largest stockholder (“Parent”), Glow Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub Inc.”), Glow Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub LLC,” and together with Parent and Merger Sub Inc., the “Buyer Parties”) and EWC Ventures, providing for (i) the merger of Merger Sub Inc. with and into the Company, with the Company continuing as the surviving corporation, and (ii) the merger of Merger Sub LLC with and into EWC Ventures, with EWC Ventures continuing as the surviving limited liability company (collectively, the “Mergers”). A special committee (the “Special Committee”) of independent and disinterested members of the Company’s Board of Directors unanimously adopted resolutions recommending that the Company’s Board of Directors approve the Merger Agreement and the transactions contemplated thereby and recommending that the Company’s stockholders unaffiliated with the Buyer Parties approve and adopt the Merger Agreement. Thereafter, the Company’s Board of Directors unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Mergers closed on May 8, 2026 and pursuant to the Merger Agreement, each share of class A common stock outstanding as of the effective time of the Mergers was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of class B common stock outstanding as of the effective time of the Mergers was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80 (less the Class B common stock consideration per share).

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

The condensed consolidated balance sheet as of January 3, 2026 is derived from the audited consolidated financial statements of the Company but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended January 3, 2026 included in our annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the audited consolidated financial statements and the related notes thereto for the year ended January 3, 2026 included in our annual report on Form 10-K.

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

(e) Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326-20 to provide a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within that annual period, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

(f) Recently issued accounting pronouncements not yet adopted

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

3. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	April 4, 2026	January 3, 2026
Prepaid inventory	$844	$1,013
Prepaid insurance	508	1,085
Prepaid technology	1,815	1,876
Prepaid advertising	1,220	319
Prepaid commissions	280	290
Prepaid transaction costs	3,342	—
Prepaid other & other current assets	823	746
Total	$8,832	$5,329

4. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 4, 2026	January 3, 2026
Accounts payable	$8,802	$6,305
Accrued inventory	1,698	1,545
Accrued compensation	1,127	5,423
Accrued taxes and penalties	735	418
Accrued technology and subscription fees	107	430
Accrued interest	1,142	1,086
Accrued professional fees	993	948
Accrued advertising	1,151	2,855
Accrued litigation	5,000	5,000
Other accrued liabilities	917	1,108
Total accounts payable and accrued liabilities	$21,672	$25,118

5. Long-term debt

Long-term debt consists of the following:

	April 4, 2026	January 3, 2026
Class A-2 Notes	$385,000	$386,000
Less: current portion	(4,000)	(4,000)
Total long-term debt	381,000	382,000
Less: unamortized debt discount and deferred financing costs	(5,705)	(7,173)
Total long-term debt, net	$375,295	$374,827

On April 6, 2022 (the “Closing Date”), EWC Master Issuer LLC, a limited-purpose, bankruptcy remote, indirect subsidiary of the Company (the “Master Issuer”), completed a securitization transaction pursuant to which it issued $400,000 in aggregate principal amount of Series 2022-1 5.50% Fixed Rate Senior Secured Notes, Class A-2 (the “Class A-2 Notes”).

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40,000 in Variable Funding Notes (“Variable Funding Notes”), and certain letters of credit and (2) an advance funding facility with Bank of America, N.A. (“BofA”), whereby BofA and any other advance funding provider thereunder would, in certain specified circumstances, make certain debt service advances and collateral protection advances (not to exceed $5,000 in the aggregate). The Variable Funding Notes were undrawn as of April 4, 2026.

Fair Value

The carrying values of cash, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. Cash equivalents consist of money market funds for which original cost approximates fair value. Cash equivalents have an approximate fair value of $25,819 as of April 4, 2026 which was determined using Level 1 inputs. Our outstanding Class A-2 Notes had an approximate fair value of $381,304 as of April 4, 2026 which was estimated using Level 2 inputs, obtained from an independent source, and based on quoted prices for recent trades of our Class A-2 Notes.

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

Restricted Stock Units

During the 13 weeks ended April 5, 2025, we granted 1,615,782 restricted stock units (“RSUs”) to certain employees and directors under the 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”). In addition, during the 13 weeks ended April 5, 2025, we granted 244,000 RSUs to certain employees under the 2025 Inducement Plan. The RSUs granted generally vest on the anniversaries of the date of grant over a period of two to four years, subject in all cases to continued employment on the applicable vesting date. The total grant date fair value of the RSUs will be recognized as equity-based compensation expense over the vesting period. The weighted average grant date fair values of the RSUs granted during the 13 weeks ended April 5, 2025 was $5.00. The weighted average grant date fair values of the RSUs granted were equal to the closing price of the underlying Class A common stock on the grant dates. No RSUs were granted during the 13 weeks ended April 4, 2026.

Class A Common Stock Options

During the 13 weeks ended April 5, 2025, we granted 1,767,187 options, to certain employees under the 2021 Incentive Plan. In addition, during the 13 weeks ended April 5, 2025, we granted 900,000 options to certain employees under the 2025 Inducement Plan. The weighted average exercise prices of options granted during the 13 weeks ended April 5, 2025 were $8.19 per share. The options granted have a ten-year contractual term and will cliff vest on either the third or fourth anniversary of the grant date, subject in all cases to continued employment on the applicable vesting date. The weighted average grant date fair values of the options were $3.47 for the 13 weeks ended April 5, 2025. The total grant date fair value of the stock options will be recognized as equity-based compensation expense over the vesting period. As these options were granted with exercise prices 20% higher than the closing price, it was determined that the options contained an implicit market condition. As such, the Company estimated the fair value of the options using a trinomial lattice model. No stock options were granted during the 13 weeks ended April 4, 2026.

The following table presents the weighted average assumptions used in the lattice model to determine the fair value of the options granted during the 13 weeks ended April 5, 2025:

For the Thirteen Weeks Ended
April 5, 2025
Expected dividend yield	0.0%
Expected volatility	67.7%
Risk-free rate	4.3%
Suboptimal exercise factor	2.5x

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

7. Commitments and contingencies

Litigation

On July 1, 2025, a class-action lawsuit captioned Sydney Dunn v. European Wax Center, Inc. was filed in the United States District Court for the Northern District of California against the Company by a putative class representing users who booked a reservation on the Company’s website, asserting various privacy-related claims stemming from the Company’s purported use of digital tracking technologies on its website. During the quarter ended April 4, 2026, the parties reached a successful mediation that resolved the matter within the Company’s originally reported estimates. The settlement is expected to be substantially covered by insurance, and the Company does not expect the impact to its Condensed Consolidated Statement of Operations to exceed its insurance policy’s $250 deductible, which was recorded within Selling, general and administrative during the year ended January 3, 2026, nor to exceed the policy’s $5,000 coverage limits.

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

Deferred franchise fees are reduced as fees are recognized in revenue over the term of the franchise license for the respective center. Deferred service revenues are recognized over time as the services are performed. The following table reflects the change in contract liabilities for the periods indicated:

Contract liabilities
Balance at January 3, 2026	$8,789
Revenue recognized that was included in the contract liability at the beginning of the year	(1,006)
Increase, excluding amounts recognized as revenue during the period	467
Balance at April 4, 2026	$8,250

During the 13 weeks ended April 4, 2026, the Company recognized $1,006 in revenue that was included in the contract liability as of January 3, 2026. During the 13 weeks ended April 5, 2025, the Company recognized $1,012 in revenue that was included in the contract liability as of January 4, 2025.

The weighted average remaining amortization period for deferred revenue is 2.8 years.

The following table illustrates estimated revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 4, 2026. The Company has elected to exclude short term contracts, sales-based royalties and any other variable consideration recognized on an “as invoiced” basis.

Contract liabilities to be recognized in:	Amount
2026 (from April 5, 2026)	$3,511
2027	1,085
2028	1,046
2029	858
2030	597
Thereafter	1,153
Total	$8,250

The summary set forth below represents the balances in deferred revenue as of April 4, 2026 and January 3, 2026:

	April 4, 2026	January 3, 2026
Franchise fees	$5,582	$5,908
Service revenue	2,668	2,881
Total deferred revenue	8,250	8,789
Long-term portion of deferred revenue	4,464	4,732
Current portion of deferred revenue	$3,786	$4,057

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

We recorded income tax expense of $877 and $1,381 for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively. The effective tax rate was 35.2% and 35.0% for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively. The effective tax rate for the 13 weeks ended April 4, 2026 differs from the U.S. federal statutory rate primarily due to nondeductible officer compensation, non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation. The effective tax rate for the 13 weeks ended April 5, 2025 differs from the U.S. federal statutory rate primarily due to nondeductible officer compensation, non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

Tax Receivable Agreement

As of April 4, 2026, future payments under the TRA are expected to be $201,980. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by our pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statement of operations in the period in which the change occurs.

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

The EWC Ventures LLC Agreement permits the members of EWC Ventures to exchange EWC Ventures Units, together with related shares of our Class B common stock, for shares of our Class A common stock on a one-for-one basis or, at the election of the Company, for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in EWC Ventures while retaining control of EWC Ventures will be accounted for as equity transactions. As such, future redemptions or direct exchanges of EWC Ventures Units by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. As of April 4, 2026, all EWC Ventures Units have vested.

The following table summarizes the ownership of EWC Ventures as of April 4, 2026:

	April 4, 2026
	Units Owned	Ownership Percentage
European Wax Center, Inc.	44,277,746	80.8%
Noncontrolling interests	10,519,105	19.2%
Total	54,796,851	100.0%

The following table presents the effect of changes in the Company’s ownership interest in EWC Ventures on the Company’s equity for the 13 weeks ended April 4, 2026 and April 5, 2025:

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
Net income attributable to European Wax Center, Inc.	$960	$1,735
Transfers from noncontrolling interests:
Increase (decrease) in additional-paid-in-capital as a result of equity allocations from the noncontrolling interest	60	(907)
Net increase in equity of European Wax Center, Inc. due to equity interest transactions with noncontrolling interests	$1,020	$828

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

The following table sets forth the computation of basic net income per share of Class A common stock for the 13 weeks ended April 4, 2026 and April 5, 2025:

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
(in thousands, except for share and per share amounts)
Net income	$1,613	$2,570
Less: net income attributable to noncontrolling interests	433	815
Net income applicable to Class A common shareholders	$1,180	$1,755
Basic weighted average outstanding shares
Class A Common Stock	43,854,766	43,300,933
Basic net income per share applicable to common shareholders:
Class A Common Stock	$0.03	$0.04

The following table sets forth the computation of diluted net income per share of Class A common stock for the 13 weeks ended April 4, 2026 and April 5, 2025:

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
(in thousands, except for share and per share amounts)
Net income	$1,613	$2,570
Less: net income attributable to noncontrolling interests	429	814
Net income applicable to Class A common shareholders	$1,184	$1,756
Diluted weighted average outstanding shares
Basic weighted average outstanding shares - Class A Common Stock	43,854,766	43,300,933
Effect of dilutive securities:
RSUs and Restricted Shares	491,613	120,313
Diluted weighted average outstanding shares - Class A Common Stock	44,346,379	43,421,246
Diluted net income per share applicable to common shareholders:
Class A Common Stock	$0.03	$0.04

For the 13 weeks ended April 4, 2026, diluted net income per share of Class A common stock was calculated using the treasury stock method. For the 13 weeks ended April 5, 2025, diluted net income per share of Class A common stock was calculated using the treasury stock method.

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

The following table sets forth the securities which were excluded from the computation of diluted net income per share of Class A common stock for the 13 weeks ended April 4, 2026 and April 5, 2025 as they were determined to be antidilutive:

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
Antidilutive securities excluded from the computation of diluted net income per share:
Class B Common Stock	10,519,105	11,865,546
Options	4,134,453	4,267,576
RSUs and Restricted Shares	40,117	402,101
Warrants	2,730,000	2,730,000

12. Stockholders’ equity

Share Exchange Transactions

During the 13 weeks ended April 4, 2026 certain members of EWC Ventures exercised their exchange rights and exchanged 109,111 EWC Ventures Units and the corresponding shares of Class B common stock for 109,111 newly issued shares of Class A common stock. During the 13 weeks ended April 5, 2025 certain members of EWC Ventures exercised their exchange rights and exchanged 139,626 EWC Ventures Units and the corresponding shares of Class B common stock for 139,626 newly issued shares of Class A common stock, respectively. These exchange transactions increased the Company’s ownership interest in EWC Ventures.

Share Repurchases

During the 13 weeks ended April 4, 2026, the Company did not repurchase any shares of Class A Common stock. During the 13 weeks ended April 5, 2025, the Company repurchased 240,573 shares of Class A common stock at an average price of $4.42 per share for $1,064 pursuant to the stock repurchase program authorized by the Board in May 2024.

13. Subsequent events

On May 8, 2026, the Company completed its mergers pursuant to the Merger Agreement. At the effective time, each outstanding share of Class A common stock and each EWC Ventures unit was converted into the right to receive $5.80 in cash, while each share of Class B common stock was converted into the right to receive $0.00001 in cash.

Outstanding equity awards were treated as follows:

•
Vested Awards: Vested stock options were cancelled and converted into the right to receive a cash payment equal to the "spread" between $5.80 and the exercise price. Vested restricted stock units (RSUs) were converted into the right to receive $5.80 per share in cash. Options with an exercise price equal to or greater than $5.80 were cancelled for no consideration.
•
Unvested Awards: Unvested stock options, RSUs, and restricted stock awards were converted into contingent cash awards. These remain subject to the holder’s continued service and the original vesting schedules and conditions (including "double trigger" protection, where applicable). Unvested options with an exercise price equal to or greater than $5.80 were cancelled for no consideration.

For additional information on the mergers, see Note 1 - Nature of business and organization.

Concurrently with the closing of the Mergers, the Master Issuer and EWC Sub Issuer LLC, a limited purpose, indirect subsidiary of the Company, (the “Subnote Issuer”), entered into the Amended and Restated Base Indenture, dated as of May 8, 2026 (the “Base Indenture”), with Citibank, N.A., a national banking association, as trustee (in such capacity, the “Trustee”), and as the securities intermediary, and (ii) the Series 2026-1 Supplement to the Amended and Restated Base Indenture, dated as of May 8, 2026, between the Master Issuer, the Subnote Issuer and the Trustee (the “Series Supplement” and together with the Base Indenture and any other supplement thereto, the “Indenture”), in connection with the issuance of by the Master Issuer of (a) $460,000 aggregate principal amount of the Series 2026-1 6.4% Fixed Rate Senior Secured Notes, Class A-2 and (b) up to $40,000 aggregate principal amount of the Series 2026-1 Variable Funding Senior Secured Notes, Class A-1. The proceeds of the Term Loan Facility, together with equity financing and available cash on hand of the Company and its subsidiaries, were used to fund the aggregate Merger Consideration and to pay fees and expenses incurred in connection with the Mergers and the related transactions. The Indenture is fully and unconditionally guaranteed by the direct parent of the Subnote Issuer as well as the subsidiaries of the Master Issuer (collectively, the “Securitization Entities”), and is secured on a first-priority basis by perfected first-priority liens on substantially all assets of the Securitization Entities (subject to certain exclusions and exceptions). The Indenture includes representations and warranties, covenants, events of default and other provisions that are customary for facilities of this type.

In addition, the Master Issuer prepaid in full all outstanding Class A-2 Notes. The aggregate prepayment amount was approximately $388,100, consisting of $385,000 in outstanding principal amount plus approximately $3,100 in accrued and unpaid interest. No make-whole prepayment premium or other early termination penalty was payable in connection with the prepayment. The prepayment was funded with the net proceeds from the issuance of the Series 2026-1 Class A-2 Notes issued under an Amended and Restated Base Indenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our historical performance, financial condition and future prospects in conjunction with the management’s discussion and analysis of financial conditions and results of operations and the audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended January 3, 2026. The following discussion and analysis should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see Part I, “Item 1A. Risk Factors” included in our annual report on Form 10-K for the fiscal year ended January 3, 2026 and “Cautionary Note Regarding Forward-Looking Statements” included in this quarterly report on Form 10-Q.

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

Merger Agreement with Principal Stockholder

On February 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Glow Midco, LLC, a Delaware limited liability company and an affiliate of General Atlantic, our largest stockholder (“Parent”), Glow Merger Sub 1, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub Inc.”), Glow Merger Sub 2, LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“Merger Sub LLC,” and together with Parent and Merger Sub Inc., the “Buyer Parties”) and EWC Ventures, LLC, a Delaware limited liability company and subsidiary of the Company (“EWC Ventures”), providing for (i) the merger of Merger Sub Inc. with and into the Company, with the Company continuing as the surviving corporation, and (ii) the merger of Merger Sub LLC with and into EWC Ventures, with EWC Ventures continuing as the surviving limited liability company (collectively, the “Mergers”). A special committee (the “Special Committee”) of independent and disinterested members of the Company’s board of directors (the “Board”) unanimously adopted resolutions recommending that the Board approve the Merger Agreement and the transactions contemplated thereby and recommending that the Company’s stockholders unaffiliated with the Buyer Parties approve and adopt the Merger Agreement. Thereafter, the Board unanimously approved the Merger Agreement and resolved to recommend that the stockholders of the Company adopt the Merger Agreement. The Mergers closed on May 8, 2026 and pursuant to the Merger Agreement, each share of class A common stock outstanding as of the effective time of the Mergers was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80, each share of class B common stock outstanding as of the effective time of the Mergers was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $0.00001, and each unit of EWC Ventures was cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $5.80 (less the class B common stock consideration per share).

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

System-Wide Sales. System-wide sales represent sales from same day services, retail sales and cash collected from wax passes for all centers in our network, including both franchisee-owned and corporate-owned centers. While we do not record franchised center sales as revenue, our royalty revenue is calculated based on a percentage of franchised center sales, which are 6.0% of sales, net of retail product sales, as defined in the franchise agreement. This measure allows us to better assess changes in our royalty revenue, our overall center performance, the health of our brand and the strength of our market position relative to competitors. System-wide sales growth is typically driven by net new center openings as well as increases in same-store sales, whereas system-wide sales decline is typically driven by net center closures as well as decreases in same-store sales. System-wide sales of $228.9 million in the 13 weeks ended April 4, 2026 increased 1.3% from $225.9 million in the 13 weeks ended April 5, 2025, primarily driven by an increase in cash collected from wax pass sales, partially offset by a decrease in same day services and retail sales.

Same-Store Sales. Same-store sales reflect the change in year-over-year sales from services performed and retail sales for the same-store base. We define the same-store base to include those centers open for at least 52 full weeks. If a center is closed for greater than six consecutive days, the center is deemed a closed center and is excluded from the calculation of same-store sales until it has been reopened for a continuous 52 full weeks. This measure highlights the performance of existing centers, while excluding the impact of net new center (closures) openings. We review same-store sales for corporate-owned centers as well as franchisee-owned centers. Same-store sales growth is typically driven by increases in the number of transactions and average transaction size, whereas same-store sales decline is typically driven by decreases in the number of transactions and average transaction size. Same-store sales of 2.0% for the 13 weeks ended April 4, 2026 was primarily due to an increase in both the average transaction size and the number of transactions at centers opened for at least 52 full weeks.

Net New Center Closures. The number of net new center closures reflects centers opened during a particular reporting period for both franchisee-owned and corporate-owned centers, less centers closed during the same period. Opening new centers is an integral part of our long-term growth strategy, and we expect the majority of our future new centers to be franchisee-owned. Before we obtain the certificate of occupancy or report any revenue from new corporate-owned centers, we incur pre-opening costs, such as lease costs, labor expense and other operating expenses. Some of our centers open with an initial start-up period of higher-than-normal marketing and operating expenses, particularly as a percentage of monthly revenue.

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

	For the Thirteen Weeks Ended
(in thousands, except operating data and percentages)	April 4, 2026	April 5, 2025
Number of system-wide centers (at period end)	1,044	1,062
System-wide sales	$228,916	$225,937
Same-store sales	2.0%	0.7%
Net new center closures	(3)	(5)

The table below presents changes in the number of system-wide centers for the periods indicated:

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
System-wide Centers
Beginning of Period	1,047	1,067
Openings	1	5
Closures	(4)	(10)
End of Period	1,044	1,062

Significant Factors Impacting Our Financial Results

We believe there are several important factors that have impacted, and that we expect will continue to impact, our business and results of operations. These factors include:

Net New Center Closures. We expect that new centers will be a key driver of growth in our future revenue and operating profit results. Opening new centers is an important part of our growth strategy, and we expect the majority of our future new centers will be franchisee-owned. Our results of operations have been and will continue to be materially affected by the timing and number of new center openings and closures each period. As centers mature, center revenue and profitability typically increase significantly. The performance of new centers may vary depending on various factors such as the effective management and cooperation of our franchisee partners, whether the franchise is part of a multi-unit development agreement, the center opening date, the time of year of a particular opening, the number of licensed wax specialists recruited, and the location of the new center, including whether it is located in a new or existing market. Our planned long-term center expansion will place increased demands on our operational, managerial, administrative, financial, and other resources. Given the current macroeconomic environment, our short-term strategy involves a focus on realigning the business to improve existing centers' productivity and unit economics, which we believe will allow us to continue thoughtful center growth in the future.

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

Components of Results of Operations

Revenue

Product Sales: Product sales consist of revenue earned from sales of Comfort Wax, other products consumed in administering our wax services and retail merchandise to franchisees, as well as retail merchandise sold in corporate-owned centers. Revenue on product sales is recognized upon transfer of control. Our product sales revenue comprised 55.9% and 56.1% of our total revenue for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively.

Royalty Fees: Royalty fees are earned based on a percentage of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. The royalty fee is 6.0% of the franchisees’ gross sales for such period and is paid weekly. Our royalty fees revenue comprised 24.8% and 24.2% of our total revenue for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively.

Marketing Fees: Marketing fees are earned based on 3.0% of the franchisees’ gross sales, net of retail product sales, as defined in the applicable franchise agreement, and recognized in the period the franchisees’ sales occur. Additionally, the Company charges a fixed monthly fee to franchisees for search engine optimization and search engine marketing services, which is due on a monthly basis and recognized in the period when services are provided. Our marketing fees revenue comprised 14.0% and 14.0% of our total revenue for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively.

Other Revenue: Other revenue primarily consists of service revenues from our corporate-owned centers and franchise fees, as well as technology fees and training, which together represent 5.3% and 5.7% of our total revenue for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively. Service revenues from our corporate-owned centers are recognized at the time services are provided. Amounts collected in advance of the period in which service is rendered are recorded as deferred revenue. Franchise fees are paid upon commencement of the franchise agreement and are deferred and recognized on a straight-line basis commencing at contract inception through the end of the franchise license term. Franchise agreements generally have terms of 10 years beginning on the date the center is opened and the initial franchise fees are amortized over a period approximating the term of the agreement. Deferred franchise fees expected to be recognized in periods greater than 12 months from the reporting date are classified as long-term on the condensed consolidated balance sheets. Technology fees and training are recognized as the related services are delivered and are not material to the overall business.

Costs and Expenses

Cost of Revenue: Cost of revenue primarily consists of the direct costs associated with wholesale product and retail merchandise sold, including distribution and outbound freight costs and provision for inventory obsolescence, as well as the cost of materials and labor for services rendered in our corporate-owned centers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses primarily consist of wages, benefits and other compensation-related costs, third-party warehousing costs, corporate marketing costs, rent, software, and other administrative expenses incurred to support our existing franchise and corporate-owned centers, as well as expenses attributable to growth and development activities. Also included in selling, general and administrative expenses are accounting, legal, marketing, operations, and other professional fees. Third-party warehousing costs recorded as a component of selling, general and administrative expenses, which consists primarily of logistics services in the form of warehouse inventory storage management and fulfillment costs, were $0.6 million and $0.6 million for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively. Corporate marketing costs recorded as a component of selling, general and administrative expenses, which consists primarily of local and corporate marketing initiatives, sponsorships and influencers, were $0.6 million and $0.4 million for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively.

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

Results of Operations

The following tables presents our condensed consolidated statements of operations for each of the periods indicated (amounts in thousands, except percentages):

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025	$ Change	% Change
Revenue:
Product sales	$28,568	$28,871	$(303)	(1.0)%
Royalty fees	12,704	12,428	276	2.2%
Marketing fees	7,135	7,203	(68)	(0.9)%
Other revenue	2,725	2,925	(200)	(6.8)%
Total revenue	51,132	51,427	(295)	(0.6)%
Operating expenses:
Cost of revenue	13,663	13,276	387	2.9%
Selling, general and administrative	13,642	15,340	(1,698)	(11.1)%
Advertising	9,278	7,248	2,030	28.0%
Depreciation and amortization	5,396	4,981	415	8.3%
Gain on disposal or impairment of assets	(4)	—	(4)	0.0%
Total operating expenses	41,975	40,845	1,130	2.8%
Income from operations	9,157	10,582	(1,425)	(13.5)%
Interest expense, net	6,726	6,633	93	1.4%
Other income	(59)	(2)	(57)	(2850.0)%
Income before income taxes	2,490	3,951	(1,461)	(37.0)%
Income tax expense	877	1,381	(504)	(36.5)%
Net income	$1,613	$2,570	$(957)	(37.2)%
Less: net income attributable to noncontrolling interests	653	835	(182)	(21.8)%
Net income attributable to European Wax Center, Inc.	$960	$1,735	$(775)	(44.7)%

The following table presents the components of our condensed consolidated statements of operations for each of the periods indicated, as a percentage of revenue:

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
Revenue:
Product sales	55.9%	56.1%
Royalty fees	24.8%	24.2%
Marketing fees	14.0%	14.0%
Other revenue	5.3%	5.7%
Total revenue	100.0%	100.0%
Costs and expenses:
Cost of revenue	26.7%	25.8%
Selling, general and administrative	26.7%	29.8%
Advertising	18.1%	14.1%
Depreciation and amortization	10.6%	9.7%
Gain on disposal or impairment of assets	(0.0)%	—
Total operating expenses	82.1%	79.4%
Income from operations	17.9%	20.6%
Interest expense, net	13.2%	12.9%
Other income	(0.2)%	(0.0)%
Income before income taxes	4.9%	7.7%
Income tax expense	1.7%	2.7%
Net income	3.2%	5.0%
Less: net income attributable to noncontrolling interests	1.3%	1.6%
Net income attributable to European Wax Center, Inc.	1.9%	3.4%

Comparison of the Thirteen Weeks Ended April 4, 2026 and April 5, 2025

Total Revenue

Total revenue decreased $0.3 million, or 0.6%, to $51.1 million during the 13 weeks ended April 4, 2026, compared to $51.4 million for the 13 weeks ended April 5, 2025. The decrease in total revenue was primarily due to net center closures during the period from April 6, 2025 to April 4, 2026 and partially offset by an increase in transactions at existing centers.

Product Sales

Product sales decreased $0.3 million, or 1.0%, to $28.6 million during the 13 weeks ended April 4, 2026, compared to $28.9 million for the 13 weeks ended April 5, 2025. The decrease in product sales was primarily due to net center closures during the period from April 6, 2025 to April 4, 2026 which resulted in less wax supplies and Comfort Wax to our franchisees and was partially offset by an increase in transactions at existing centers.

Royalty Fees

Royalty fees increased $0.3 million, or 2.2%, to $12.7 million during the 13 weeks ended April 4, 2026, compared to $12.4 million for the 13 weeks ended April 5, 2025. The increase in royalty fees during the 13 weeks ended April 4, 2026 was primarily the result of higher royalty fees received from existing and new centers and was partially offset by 25 center closures during the period from April 6, 2025 to April 4, 2026.

Marketing Fees

Marketing fees decreased $0.1 million, or 0.9%, for the 13 weeks ended April 4, 2026 to $7.1 million compared to $7.2 million for the 13 weeks ended April 5, 2025. Marketing fees decreased as a result of 25 center closures during the period from April 6, 2025 to April 4, 2026 and was partially offset by 7 centers that opened during the same period.

Other Revenue

Other revenue decreased $0.2 million, or 6.8%, for the 13 weeks ended April 4, 2026 to $2.7 million compared to $2.9 million for 13 weeks ended April 5, 2025, primarily due to a decrease in franchise fees that resulted from decreased franchised center transfers in the current period.

Costs and Expenses

Cost of Revenue

Cost of revenue increased $0.4 million, or 2.9%, to $13.7 million during the 13 weeks ended April 4, 2026, compared to $13.3 million for the 13 weeks ended April 5, 2025. The increase in cost of revenue was primarily due to an increase in the landed cost of our wholesale products and was partially offset by the decrease in product sales.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1.7 million, or 11.1%, to $13.6 million during the 13 weeks ended April 4, 2026, compared to $15.3 million for the 13 weeks ended April 5, 2025. The decrease in selling, general and administrative expenses was primarily due to a $1.6 million decrease in payroll and benefits expense and other miscellaneous decreases, and was partially offset by an increase in professional fees of $0.5 million.

The decrease in payroll and benefits expense was primarily due to $0.5 million in executive severance during the 13 weeks ended April 5, 2025 that did not recur during the 13 weeks ended April 4, 2026, as well as a $0.7 million decrease in equity compensation. The increase in professional fees was primarily related to an increase in business transformation costs.

Advertising

Advertising expenses increased $2.0 million, or 28.0%, to $9.3 million during the 13 weeks ended April 4, 2026, compared to $7.2 million for the 13 weeks ended April 5, 2025, primarily due to timing of various advertising initiatives. Looking forward, we continue to invest in flexible, high-performing advertising channels and optimize our advertising spending to drive revenue growth and guest engagement.

Depreciation and Amortization

Depreciation and amortization for the 13 weeks ended April 4, 2026 was up 8.3%, or $0.4 million, at $5.4 million compared to $5.0 million during the 13 weeks ended April 5, 2025. This increase was due to an increase in assets placed in service during the period from April 6, 2025 to April 4, 2026 related to our ongoing investments in marketing and technology.

Interest Expense, net

Interest expense, net increased $0.1 million, or 1.4%, to $6.7 million during the 13 weeks ended April 4, 2026, compared to $6.6 million for the 13 weeks ended April 5, 2025. The increase was primarily due to a decrease in interest income from the Company’s short-term investments during the 13 weeks ended April 4, 2026.

Income Tax Expense

We recorded $0.9 million and $1.4 million of income tax expense for the 13 weeks ended April 4, 2026 and April 5, 2025, respectively. Income tax expense recognized in the 13 weeks ended April 4, 2026 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to nondeductible officer compensation, noncontrolling interest, state taxes and the tax effects of stock compensation. Income tax expense recognized in the 13 weeks ended April 5, 2025 differs from the federal statutory income tax rate primarily as a result of non-taxable income attributable to noncontrolling interest, state taxes and the tax effects of stock compensation.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA is set forth below for the periods indicated:

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
(in thousands)
Net income	$1,613	$2,570
Interest expense, net	6,726	6,633
Income tax expense	877	1,381
Depreciation and amortization	5,396	4,981
EBITDA	$14,612	$15,565
Share-based compensation(1)	1,882	2,564
Remeasurement of tax receivable agreement liability(2)	(59)	(2)
Loss on disposal or impairment of assets(3)	(3)	—
Executive severance(4)	—	465
Reorganization costs(5)	—	160
Business transformations costs(6)	1,002	—
Adjusted EBITDA	$17,434	$18,752

(1)
Represents non-cash equity-based compensation expense.
(2)
Represents non-cash adjustments related to the remeasurement of our tax receivable agreement liability.
(3)
Represents the loss on disposal or impairment of assets.
(4)
Represents cash severance paid or payable to former executives.
(5)
Represents costs associated to the Company's return-to-office mandate.
(6)
Represents costs related to our business transformation and optimization efforts that do not qualify as capital expenditures under applicable accounting principles.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital needs, capital expenditures, contractual obligations and debt service with cash flows from operations and other sources of funding. Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash and cash equivalents on hand, proceeds from our Class A-2 Notes and Variable Funding Notes and proceeds from the issuance of equity to our stockholders. We had cash and cash equivalents of $71.7 million as of April 4, 2026.

Future payments under the TRA with respect to the purchase of EWC Ventures Units which occurred as part of the IPO and through April 4, 2026 are currently expected to be $202.0 million. Such amounts will be paid when such deferred tax assets are realized as a reduction to income taxes due or payable. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in other expense on the condensed consolidated statements of operations in the period in which the change occurs. During the 13 weeks ended April 4, 2026 there were no material changes in our contractual obligations from those described in our annual report on Form 10-K for the fiscal year ended January 3, 2026.

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

In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into (i) a revolving financing facility that allows for the issuance of up to $40.0 million in Variable Funding Notes, and certain letters of credit and (2) an advance funding facility with BofA, whereby BofA and any other advance funding provider thereunder will, in certain specified circumstances, make certain debt service advances and collateral protection advances. The Variable Funding Notes were undrawn as of April 4, 2026. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

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

Tax Receivable Agreement

Generally, we are required under the TRA, which is described more fully in Part 1 “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended January 3, 2026 in the section entitled “Risks Relating to Our Organization and Structure—We are

required to pay the EWC Ventures’ pre-IPO members for certain tax benefits we may claim, and the amounts we may pay could be significant” to make payments to the EWC Ventures pre-IPO members that are generally equal to 85% of the applicable cash tax savings, if any, that we actually realize (or are deemed to realize, calculated using certain assumptions) as a result of (i) increases in our allocable share of certain existing tax basis of the tangible and intangible assets of the Company and adjustments to the tax basis of the tangible and intangible assets of the Company, in each case as a result of (a) the purchases of EWC Ventures Units (along with the corresponding shares of our Class B common stock) from certain of the EWC Ventures Post-IPO Members using a portion of the net proceeds from the initial and secondary public offerings or in any future offering or (b) Share Exchanges and Cash Exchanges by the EWC Ventures pre-IPO members (or their transferees or other assignees) in connection with or after the initial public offering, (ii) our utilization of certain tax attributes of certain affiliates of General Atlantic (the “Blocker Companies”) (including the Blocker Companies’ allocable share of certain existing tax basis of EWC Ventures’ assets) and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

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

Summary Statements of Cash Flows

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented (amounts in thousands):

	For the Thirteen Weeks Ended
	April 4, 2026	April 5, 2025
Net cash provided by (used in):
Operating activities	$618	$12,707
Investing activities	(1,709)	(660)
Financing activities	(3,242)	(3,461)
Net (decrease) increase in cash	$(4,333)	$8,586

Operating Activities

During the 13 weeks ended April 4, 2026, net cash provided by operating activities was $0.6 million and consisted of $1.6 million net income combined with $9.5 million of non-cash items, consisting primarily of depreciation and amortization, equity compensation and deferred income taxes and was partially offset by $10.5 million of net cash used in working capital and other activities. Cash used in working capital and other activities during the 13 weeks ended April 4, 2026 reflected increases in prepaid expenses and other assets, accounts receivable, and inventory, net, of $3.2 million, $1.8 million and $0.9 million, respectively, as well as decreases in accounts payable and accrued liabilities, other long-term liabilities, and deferred revenue of $3.5 million, $0.6 million and $0.5 million, respectively. The $12.1 million decrease in cash provided by operating activities during the 13 weeks ended April 4, 2026 as compared to the 13 weeks ended April 5, 2025 was primarily the result of a decrease in net cash provided by working capital and other activities of $10.3 million, a decrease in non-cash items of $0.8 million, as well as the $1.0 million decrease in net income.

Investing Activities

In the 13 weeks ended April 4, 2026, we used $1.7 million of cash for purchases of property and equipment, compared to $0.7 million of cash for purchases of property and equipment during the 13 weeks ended April 5, 2025.

Financing Activities

Cash used in financing activities was $3.2 million and $3.5 million during the 13 weeks ended April 4, 2026 and April 5, 2025, respectively. Financing activities during the 13 weeks ended April 4, 2026 consisted of the following payments:

•
$1.5 million in tax distribution payments to EWC Ventures members;
•
$1.0 million repayment on the Class A-2 Notes; and
•
$0.7 million in taxes on vested RSUs paid by withholding shares.

Financing activities during the 13 weeks ended April 5, 2025 consisted of the following payments:

•
$1.2 million in tax distributions to EWC Ventures members;
•
$1.1 million used to purchase 240,573 shares of Class A common stock
•
$1.0 million repayment on the Class A-2 Notes; and
•
$0.2 million in taxes on vested RSUs paid by withholding shares.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. There have been no changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

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

Our Class A-2 Notes bear interest at a fixed rate of 5.50%, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Our Variable Funding Notes bear interest at a variable index rate plus an applicable margin. Accordingly, increases in the variable index rate could increase our interest payments under the Variable Funding Notes. However, as the Variable Funding Notes were undrawn as of April 4, 2026 an increase in the variable index rate would not impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 4, 2026. We conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the 13 weeks ended April 4, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2025, a class-action lawsuit captioned Sydney Dunn v. European Wax Center, Inc. was filed in the United States District Court for the Northern District of California against the Company by a putative class representing users who booked a reservation on the Company’s website, asserting various privacy-related claims stemming from the Company’s purported use of digital tracking technologies on its website. During the quarter ended April 4, 2026, the parties reached a successful mediation that resolved the matter within the Company’s originally reported estimates. The settlement is expected to be substantially covered by insurance, and the Company does not expect the impact to its Condensed Consolidated Statement of Operations to exceed its insurance policy’s $250,000 deductible, which was recorded within Selling, general and administrative during the year ended January 3, 2026, nor to exceed the policy’s $5.0 million coverage limits.

In addition, the Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material effect on its financial position, results of operations, or cash flows.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those disclosed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended January 3, 2026. You should carefully consider the risk factors set forth in our 10-K and the other information set forth in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors since our Annual Report on Form 10-K for the year ended January 3, 2026.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans of Our Directors and Officers

During the first quarter of fiscal year 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.

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

European Wax Center, Inc.

Date: May 13, 2026	By:	/s/ CHRISTOPHER MORRIS
Christopher Morris
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ THOMAS KIM
Thomas Kim
Chief Financial Officer
(Principal Financial Officer)